Form 10-Q
period 1996-03-31
AMERICAN INCOME FUND I-B
filed 1996-05-14
CIK 868678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                               -------------------------------------------------

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________



For Quarter Ended March 31, 1996                    Commission File No. 33-35148


         American Income Fund I-B, a Massachusetts Limited Partnership
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                                04-3106525
- ------------------                                          ---------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                              Identification No.)

98 North Washington Street, Boston, MA                       02114
- ----------------------------------------------------        ---------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------


- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX



                                                                   Page
                                                                   ----

PART I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

       Statement of Financial Position
           at March 31, 1996 and December 31, 1995                   3

       Statement of Operations
             for the three months ended March 31, 1996 and 1995      4

       Statement of Cash Flows
             for the three months ended March 31, 1996 and 1995      5

       Notes to the Financial Statements                           6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                       13



                  The accompanying notes are an integral part
                         of these financial statements.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                     March 31, 1996 and December 31, 1995

                                  (Unaudited)



                                           March 31,    December 31,
                                              1996          1995
                                          ------------  -------------
ASSETS
- ------
Cash and cash equivalents                  $1,370,070     $  839,087
Rents receivable                              403,664        332,823
Accounts receivable - affiliate                27,272        587,704
Equipment at cost, net of accumulated
 depreciation of $5,628,551 and $6,097,419
 at March 31, 1996 and December 31,
  1995, respectively                        1,737,922      1,986,861


Organization costs, net of accumulated
 amortization of $5,000 and $4,833 at
 March 31, 1996 and December 31,                   --            167
  1995, respectively                       ----------     ----------

        Total assets                       $3,538,928     $3,746,642
                                           ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $  947,640     $1,022,276
Accrued interest                               36,576         28,320
Accrued liabilities                            70,639         68,610
Accrued liabilities - affiliate                 6,700          7,090
Deferred rental income                         22,286             --
Cash distributions payable to partners        113,176        113,176
                                           ----------     ----------
        Total liabilities                   1,197,017      1,239,472
                                           ----------     ----------
Partners' capital (deficit):
   General Partner                           (200,275)      (192,012)
        Limited Partnership Interests
        (286,711 Units; initial
         purchase price of $25 each)        2,542,186      2,699,182
                                           ----------     ----------
        Total partners' capital             2,341,911      2,507,170
                                           ----------     ----------
        Total liabilities and partners'    $3,538,928     $3,746,642
         capital                           ==========     ==========


                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)





                                                   1996        1995
                                                 --------    --------
Income:

   Lease revenue                                 $214,159    $415,237
   Interest income                                 15,812      10,295
   Gain on sale of equipment                       11,250          --
                                                 --------    --------
      Total income                                241,221     425,532
                                                 --------    --------

Expenses:

   Depreciation and amortization                  249,106     373,338
   Interest expense                                22,327      39,784
   Equipment management fees -                      9,418      14,373
    affiliate
   Operating expenses - affiliate                  12,453      22,324
                                                 --------    --------
      Total expenses                              293,304     449,819
                                                 --------    --------

Net loss                                         $(52,083)   $(24,287)
                                                 ========    ========

Net loss                                         $  (0.17)  $  (0.08)
    per limited partnership unit                 ========   ========

Cash distribution declared
   per limited partnership unit                  $   0.38    $   0.75
                                                 ========    ========


                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995

                                  (Unaudited)



                                              1996         1995
                                          ------------  ----------
Cash flows from (used in) operating
 activities:
Net loss                                   $  (52,083)  $ (24,287)
Adjustments to reconcile net loss to
   net cash from operating activities:
       Depreciation and amortization          249,106     373,338
       Gain on sale of equipment              (11,250)         --

Changes in assets and liabilities
   Decrease (increase) in:
     rents receivable                         (70,841)   (151,824)
     accounts receivable - affiliate          560,432      (5,304)
   Increase (decrease) in:
     accrued interest                           8,256      26,670
     accrued liabilities                        2,029      (3,221)
     accrued liabilities - affiliate             (390)       (452)
     deferred rental income                    22,286         927
                                           ----------   ---------
        Net cash from operating
         activities                           707,545     215,847
                                           ----------   ---------
Cash flows from investing activities:
        Proceeds from equipment sales          11,250          --
                                           ----------   ---------
        Net cash from investing                11,250          --
         activities                        ----------   ---------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable                     --     737,116
   Principal payments - notes payable         (74,636)    (81,597)
   Distributions paid                        (113,176)   (226,352)
                                           ----------   ---------
        Net cash from (used in)
         financing activities                (187,812)    429,167
                                           ----------   ---------

Net increase in cash and cash
 equivalents                                  530,983     645,014

Cash and cash equivalents at beginning
  of period                                   839,087     235,990
                                           ----------   ---------
Cash and cash equivalents at end of
 period                                    $1,370,070   $ 881,004
                                           ==========   =========

Supplemental disclosure of cash flow
 information:

Cash paid during the period for
  interest                                 $   14,071   $  13,114
                                           ==========   =========



                  The accompanying notee are an integral part
                        of these financial statements.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                March 31, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At March 31, 1996, the Partnership had $1,365,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $916,150 are due as follows:

  For the year ending March 31,      1997    $434,955
                                     1998     334,196
                                     1999      60,684
                                     2000      27,784
                                     2001      21,284
                               Thereafter      37,247
                                             --------

                                    Total    $916,150
                                             ========


                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)

NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                Lease Term                  Equipment
Equipment Type                   (Months)                    at Cost
- --------------                  ----------                ------------

Aircraft                             38                   $ 2,641,262
Tractors & heavy duty trucks      48-72                     1,580,520
Materials handling                 4-60                     1,062,370
Trailers/intermodal containers    60-84                       887,210
Research & test                   24-60                       532,779
Construction & mining             48-60                       371,529
Photocopying                      27-60                       160,074
Communications                    22-52                       102,953
Motor vehicles                       60                        27,776
                                                          -----------

                   Total equipment cost                     7,366,473

               Accumulated depreciation                    (5,628,551)
                                                          -----------

Equipment, net of accumulated depreciation                $ 1,737,922
                                                                               ===========

  At March 31, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,778,408, representing approximately 38% of total equipment cost.

  The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $711,000 and $87,000, respectively, at March 31, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

  Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1996 and 1995 which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


                                       1996      1995
                                     --------  --------

  Equipment management fees           $ 9,418   $14,373
  Administrative charges                5,000     3,000
  Reimbursable operating expenses
     due to third parties               7,453    19,324
                                      -------   -------

                     Total            $21,871   $36,697
                                      =======   =======


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $27,272 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at March 31, 1996 consisted of installment notes of $947,640 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 7.04% and 10.12% and are collateralized by the equipment and assignment of the related lease payments. The carrying amount of notes payable approximates fair value at March 31, 1996. The installment notes will be fully amortized by noncancellable rents.

  The annual maturities of the installment notes payable are as follows:

  For the year ending March 31,     1997       $625,797
                                    1998        236,123
                                    1999         15,751
                                    2000         16,896
                                    2001         18,125
                              Thereafter         34,948
                                              ---------

                                   Total       $947,640
                                              =========

NOTE 7 - SUBSEQUENT EVENT
- -------------------------

  Pursuant to its agreements with PLM International, Inc., referred to in Note 8 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three months ended March 31, 1996 compared to the three months ended March 31,
- ------------------------------------------------------------------------------
1995:
- -----

Overview
- --------

  As an equipment leasing partnership, the Partnership was organized to acquire a diversified portfolio of capital equipment subject to lease agreements. The Partnership was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Partnership's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Partnership, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Partnership's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Partnership will be dissolved. The Partnership's operations commenced in 1991.


Results of Operations
- ---------------------

  For the three months ended March 31, 1996, the Partnership recognized lease revenue of $214,159 compared to $415,237 for the same period in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

  The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

  During the three months ended March 31, 1996, the Partnership sold equipment, which had been fully depreciated, to an existing lessee. This sale resulted in a net gain, for financial statement purposes, of $11,250. There were no equipment sales during the corresponding period in 1995.

  It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

  The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION


  The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

  Depreciation and amortization expense for the three months ended March 31, 1996 was $249,106 compared to $373,338 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $22,327 or 10.4% of lease revenue for the three months ended March 31, 1996, compared to $39,784 or 9.6% of lease revenue for the same period in 1995. Interest expense increased as a percentage of lease revenue from 1995 to 1996 due to leveragings obtained during 1995. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were approximately 4.4% of lease revenue for the three months ended March 31, 1996, compared to 3.5% of lease revenue the same period in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 5.8% of lease revenue for the three months ended March 31, 1996, compared to 5.4% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $707,545 and $215,847 for the three months ended March 31, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION

  Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Partnership realized $11,250 in equipment sale proceeds. No equipment sale proceeds were realized in the corresponding period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $737,116 during the three months ended March 31, 1995 resulted from leveraging a portion of the Partnership's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $113,176. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $107,517 and the General Partner was allocated 5%, or $5,659. The first quarter 1996 cash distribution was paid on April 15, 1996.

  Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION

cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION


     Item 1.             Legal Proceedings
                         Response:  None

     Item 2.             Changes in Securities
                         Response:  None

     Item 3.             Defaults upon Senior Securities
                         Response:  None

     Item 4.             Submission of Matters to a Vote of Security Holders
                         Response:  None

     Item 5.             Other Information
                         Response:  None

     Item 6(a).          Exhibits
                         Response:  None

     Item 6(b).          Reports on Form 8-K
                         Response:  None

                                 SIGNATURE PAGE



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



         AMERICAN INCOME FUND 1-B, a Massachusetts Limited Partnership


             By:    AFG Leasing VI Incorporated, a Masschusetts
                    corporation and the General Partner of
                    the Registrant.


             By:    /s/ Michael J. Butterfield
                    --------------------------
                    Treasurer of AFG Leasing VI Incorporated
                    (Duly Authorized Officer and
                    Principal Accounting Officer)


             Date:  May 13, 1996
                    --------------------------


             By:    /s/ Gary Romano
                    --------------------------
                    Gary M. Romano
                    Clerk of AFG Leasing VI Incorporated
                    (Duly Authorized Officer and
                    Principal Financial Officer)


             Date:  May 13, 1996
                    --------------------------