Form 10-Q
period 1996-06-30
AMERICAN INCOME FUND I-B
filed 1996-08-14
CIK 868678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              -----------------------------------------

                                   OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   ----------------------

                               ----------------------



For Quarter Ended June 30, 1996                  Commission File No. 33-35148


         American Income Fund I-B, a Massachusetts Limited Partnership
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                             04-3106525
- ---------------                                           ---------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                    02114
- ----------------------------------------                  ---------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ------------------


- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ----     ---

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

Yes      No
   ---     ---

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                             Page
                                                            ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

          Statement of Financial Position
            at June 30, 1996 and December 31, 1995               3

          Statement of Operations for the three and six
            months ended June 30, 1996 and 1995                  4

          Statement of Cash Flows for the six months
            ended June 30, 1996 and 1995                         5

          Notes to the Financial Statements                    6-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9-12


PART II. OTHER INFORMATION:

Items 1 - 6                                                     13


                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                            June 30,    December 31,
                                              1996          1995
                                          ------------  -------------
ASSETS
- ------

Cash and cash equivalents                  $1,783,621     $  839,087
Rents receivable                               74,705        332,823
Accounts receivable - affiliate                86,084        587,704
Equipment at cost, net of accumulated
 depreciation of $3,986,262 and
 $6,097,419 at June 30, 1996 and
 December 31, 1995, respectively            1,523,225      1,986,861
Organization costs, net of accumulated
 amortization of $5,000 and $4,833 at
 June 30, 1996 and December 31, 1995,
 respectively                                      --            167
     Total assets                          $3,467,635     $3,746,642
                                           ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $  545,519     $1,022,276
Accrued interest                                6,315         28,320
Accrued liabilities                            65,668         68,610
Accrued liabilities - affiliate                 6,061          7,090
Deferred rental income                         20,866             --
Cash distributions payable to partners        113,176        113,176
                                           ----------     ----------
   Total liabilities                          757,605      1,239,472
                                           ----------     ----------
Partners' capital (deficit):
   General Partner                           (181,869)      (192,012)
   Limited Partnership Interests
   (286,711 Units; initial purchase
    price of $25 each)                      2,891,899      2,699,182
                                           ----------     ----------
   Total partners' capital                  2,710,030      2,507,170
                                           ----------     ----------
   Total liabilities and partners'
    capital                                $3,467,635     $3,746,642
                                           ==========     ==========


                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                                Three Months                 Six Months
                                               Ended June 30,              Ended June 30,
                                            1996            1995          1996        1995
                                       --------------  ---------------  ---------  ----------

Income:
   Lease revenue                             $164,111        $411,198    $378,270   $826,435
   Interest income                             21,148          10,963      36,960     21,258
   Gain (loss) on sale of equipment           480,390         (12,906)    491,640    (12,906)
                                             --------        --------    --------   --------
   Total income                               665,649         409,255     906,870    834,787
                                             --------        --------    --------   --------

Expenses:
   Depreciation and amortization              147,889         368,684     396,995    742,022
   Interest expense                            13,673          31,142      36,000     70,926
   Equipment management fees
   - affiliate                                  8,157          14,600      17,575     28,973
   Operating expenses - affiliate              14,635          16,165      27,088     38,489
                                             --------        --------    --------   --------
   Total expenses                             184,354         430,591     477,658    880,410
                                             --------        --------    --------   --------

Net income (loss)                            $481,295        $(21,336)   $429,212   $(45,623)
                                             ========        ========    ========   ========

Net income (loss)
   per limited partnership unit              $   1.59        $  (0.07)   $   1.42   $  (0.15)
                                             ========        ========    =========  ========
Cash distributions declared
   per limited partnership unit              $   0.38        $   0.75    $   0.75   $   1.50
                                             ========        ========    ========   ========


                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996            1995
                                          ------------     ----------

Cash flows from (used in) operating
 activities:
Net income (loss)                          $  429,212      $     (45,623)
Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
        Depreciation and amortization         396,995            742,022
        (Gain) loss on sale of equipment     (491,640)            12,906
Changes in assets and liabilities
     Decrease in:
        rents receivable                      258,118             50,721
        accounts receivable - affiliate       501,620             10,442
   Increase (decrease) in:
        accrued interest                      (22,005)           (19,547)
        accrued liabilities                    (2,942)             3,561
        accrued liabilities - affiliate        (1,029)           (30,132)
        deferred rental income                 20,866             21,764
                                           ----------      -------------
   Net cash from operating activities       1,089,195            746,114
                                           ----------      -------------
Cash flows from investing activities:
   Proceeds from equipment sales              558,448             25,493
                                           ----------      -------------
   Net cash from investing activities         558,448             25,493
                                           ----------      -------------
Cash flows  from (used in) financing
 activities:
   Proceeds from notes payable                     --            737,116
   Principal payments - notes payable        (476,757)          (471,228)
   Distributions paid                        (226,352)          (452,704)
                                           ----------      -------------
   Net cash used in financing activities     (703,109)          (186,816)
                                           ----------      -------------
Net increase in cash and cash
 equivalents                                  944,534            584,791
Cash and cash equivalents at beginning
 of period                                    839,087            235,990
                                           ----------      -------------
Cash and cash equivalents at end of
 period                                    $1,783,621      $     820,781
                                           ==========      =============

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                               $   58,005      $      90,473
                                           ==========      =============


                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                 June 30, 1996

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995, have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Partnership had $1,780,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $815,535 are due as follows:

For the year ending June 30, 1997   $433,312
                             1998    250,695
                             1999     57,034
                             2000     21,284
                             2001     21,284
                       Thereafter     31,926
                                    --------

                            Total   $815,535
                                    ========


                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                  (Continued)


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                       Lease Term     Equipment
Equipment Type                          (Months)       at Cost
- --------------                         ----------    -----------
Aircraft                                        38   $ 2,641,262
Materials handling                            4-60     1,030,420
Trailers/intermodal containers               60-84       642,694
Research & test                              24-60       532,779
Construction & mining                        48-60       371,529
Photocopying                                 27-60       160,074
Communications                               22-52       102,953
Motor vehicles                                  60        27,776
                                                     -----------

                              Total equipment cost     5,509,487
                                                     -----------

                          Accumulated depreciation    (3,986,262)
                                                     -----------

        Equipment, net of accumulated depreciation   $ 1,523,225
                                                     ===========


  At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,778,408, representing approximately 50% of total equipment cost.

  The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $739,000 and $62,000, respectively, at June 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1996 and 1995 which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                     1996      1995
                                   --------  --------

Equipment management fees           $17,575   $28,973
Administrative charges                7,086     7,086
Reimbursable operating expenses
 due to third parties                20,002    31,403
                                    -------   -------

  Total                             $44,663   $67,462
                                    =======   =======

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements
                                  (Continued)


  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $86,084 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------
  Notes payable at June 30, 1996 consisted of installment notes of $545,519 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 7.04% and 10.12% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at June 30, 1996.


  The annual maturities of the installment notes payable are as follows:

For the year ending June 30, 1997     $291,740
                             1998      171,893
                             1999       16,030
                             2000       17,196
                             2001       18,446
                       Thereafter       30,214
                                      --------

                            Total     $545,519
                                      ========

NOTE 7 - LEGAL PROCEEDINGS
- --------------------------

  In July 1993, Fred Meyer, Inc. (the "Plaintiff"), in anticipation of a declaration of lease default by AFG, filed a complaint against AFG (the "Defendant") in the Circuit Court of the State of Oregon as a result of a dispute which arose between the Plaintiff and the Defendant concerning holdover rents due to the Partnership with respect to certain equipment and the fair market value of such equipment leased by the Partnership to the Plaintiff. The Defendant filed an answer to the Plaintiff's complaint and asserted a counterclaim seeking monetary damages. A Settlement Agreement executed on June 22, 1994, including dismissal of this case, requires the Plaintiff to purchase all equipment it leases pursuant to unexpired rental schedules upon the respective expiration dates of each schedule. The Partnership sold $1,580,530 of the affected equipment during 1996 and recognized a net gain of $381,069 for financial statement purposes. At June 30, 1996, the Partnership's equipment portfolio includes equipment on lease to the Plaintiff with a cost of $160,069 which is fully depreciated for financial reporting purposes and represents approximately 3% of the Partnership's aggregate equipment portfolio. This settlement is not expected to have an adverse effect on the financial position of the Partnership.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

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


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $164,111 and $378,270, respectively, compared to $411,198 and $826,435 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  During the three and six months ended June 30, 1996, the Partnership sold equipment having a net book value of $66,808 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $480,390 and $491,640, respectively.

  During the three and six months ended June 30, 1995, the Partnership sold equipment having a net book value of $38,399 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $12,906.

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

  Depreciation and amortization expense for the three and six months ended June 30, 1996 was $147,889 and $396,995, respectively, compared to $368,684 and
$742,022 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $13,673 and $36,000 or 8.3% and 9.5% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $31,142 and $70,926 or 7.6% and 8.6% of lease revenue for the same periods in 1995. Interest expense increased as a percentage of lease revenue from 1995 to 1996 due to leveragings obtained subsequent to June 30, 1995. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were approximately 5% and 4.6% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 3.6% and 3.5% of lease revenue for the same periods in 1995. Management fees and are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 8.9% and 7.2% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 3.9% and 4.7% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,089,195 and $746,114 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

  Ultimately, the Partnership will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third-party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

  Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership realized $558,448 in equipment sale proceeds compared to $25,493 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $737,116 during the six months ended June 30, 1995 resulted from leveraging a portion of the Partnership's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

  Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $226,352. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $215,034 and the General Partner was allocated 5%, or $11,318. The second quarter 1996 cash distribution was paid on July 15, 1996.

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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                          PART II.  OTHER INFORMATION


  Item 1.          Legal Proceedings
                   Response:

                   Refer to Note 7 herein and to Note 7 in
                   the 1995 Annual Report.

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



         AMERICAN INCOME FUND I-B, a Massachusetts Limited Partnership


                  By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ----------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  August  14, 1996
                         --------------------------------------



                  By:  /s/  Gary M. Romano
                       ----------------------------------------
                       Gary M. Romano
                       Clerk of AFG Leasing VI Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  August  14, 1996
                         --------------------------------------