Form 10-Q
period 1996-09-30
AMERICAN INCOME FUND I-B
filed 1996-11-14
CIK 868678

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               -----------------------------------------------
                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

                               ----------------------


For Quarter Ended September 30, 1996              Commission File No. 33-35148


        American Income Fund I-B, a Massachusetts Limited Partnership
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                                         04-3106525
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

 98 North Washington Street, Boston, MA                           02114
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ---------------------------

------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes _X_  No ___

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
   Yes ___ No ___

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX



                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION:

     Item 1.   Financial Statements

          Statement of Financial Position
               at September 30, 1996 and December 31, 1995                  3

          Statement of Operations
               for the three and nine months ended September 30, 1996
               and 1995                                                     4

          Statement of Cash Flows
               for the nine months ended September 30, 1996 and 1995        5

          Notes to the Financial Statements                               6-8


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9-12


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                           13

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                   (Unaudited)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                          1996         1995
                                                       ----------   ----------
ASSETS

Cash and cash equivalents                              $1,895,011   $  839,087
Rents receivable                                           54,310      332,823
Accounts receivable - affiliate                            50,806      587,704
Equipment at cost, net of accumulated depreciation
  of $3,466,236 and $6,097,419 at September 30, 1996
  and December 31, 1995, respectively                   1,746,687    1,986,861
Organization costs, net of accumulated amortization
  of $5,000 and $4,833 at September 30, 1996
  and December 31, 1995, respectively                          --          167
                                                       ----------   ----------
      Total assets                                     $3,746,814   $3,746,642
                                                       ----------   ----------
                                                       ----------   ----------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                          $  813,012   $1,022,276
Accrued interest                                            6,864       28,320
Accrued liabilities                                        18,750       68,610
Accrued liabilities - affiliate                             5,062        7,090
Deferred rental income                                     21,236           --
Cash distributions payable to partners                    113,176      113,176
                                                       ----------   ----------
      Total liabilities                                   978,100    1,239,472
                                                       ----------   ----------
Partners' capital (deficit):
  General Partner                                        (178,934)    (192,012)
  Limited Partnership Interests
   (286,711 Units; initial purchase price of $25 each)  2,947,648    2,699,182
                                                       ----------   ----------
      Total partners' capital                           2,768,714    2,507,170
                                                       ----------   ----------
      Total liabilities and partners' capital          $3,746,814   $3,746,642
                                                       ----------   ----------
                                                       ----------   ----------

                  The accompanying notes are an integral part
                        of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1996 and 1995

                                   (Unaudited)



                                             Three Months                Nine Months
                                         Ended September 30,         Ended September 30,
                                          1996         1995          1996           1995
                                        --------     --------     ----------     ----------
Income:

   Lease revenue                        $240,493     $393,614     $  618,763     $1,220,049

   Interest income                        22,480        9,463         59,440         30,721

   Gain (loss) on sale of equipment       69,011           --        560,651        (12,906)
                                        --------     --------     ----------     ----------

       Total income                      331,984      403,077      1,238,854      1,237,864
                                        --------     --------     ----------     ----------

Expenses:

   Depreciation and amortization         111,772      359,758        508,767      1,101,780

   Interest expense                       17,691       28,385         53,691         99,311

   Equipment management fees
       - affiliate                        10,336       14,212         27,911         43,185

   Operating expenses - affiliate         20,325       11,890         47,413         50,379
                                        --------     --------     ----------     ----------

       Total expenses                    160,124      414,245        637,782      1,294,655
                                        --------     --------     ----------     ----------

Net income (loss)                       $171,860     $(11,168)    $  601,072     $  (56,791)
                                        --------     --------     ----------     ----------
                                        --------     --------     ----------     ----------

Net income (loss)
    per limited partnership unit        $   0.57     $  (0.04)    $     1.99     $    (0.19)
                                        --------     --------     ----------     ----------
                                        --------     --------     ----------     ----------

Cash distributions declared
    per limited partnership unit        $   0.38     $   0.38     $     1.13     $     1.88
                                        --------     --------     ----------     ----------
                                        --------     --------     ----------     ----------


                  The accompanying notes are an integral part
                        of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995

                                   (Unaudited)


                                                       1996          1995
                                                    ----------    ----------
Cash flows from (used in) operating activities:
Net income (loss)                                   $  601,072    $  (56,791)
Adjustments to reconcile net income (loss) to
    net cash from operating activities:
       Depreciation and amortization                   508,767     1,101,780
       (Gain) loss on sale of equipment               (560,651)       12,906
Changes in assets and liabilities
    Decrease in:
       rents receivable                                278,513        74,447
       accounts receivable - affiliate                 536,898        29,628
    Increase (decrease) in:
       accrued interest                                (21,456)      (28,472)
       accrued liabilities                             (49,860)        4,588
       accrued liabilities - affiliate                  (2,028)      (28,658)
       deferred rental income                           21,236        (4,398)
                                                    ----------    ----------
           Net cash from operating activities        1,312,491     1,105,030
                                                    ----------    ----------
Cash flows from investing activities:
    Proceeds from equipment sales                      652,222        25,492
                                                    ----------    ----------
           Net cash from investing activities          652,222        25,492
                                                    ----------    ----------
Cash flows from (used in) financing activities:
    Proceeds from notes payable                             --       737,116
    Principal payments - notes payable                (569,261)     (703,232)
    Distributions paid                                (339,528)     (679,052)
                                                    ----------    ----------
           Net cash used in financing activities      (908,789)     (645,168)
                                                    ----------    ----------
Net increase in cash and cash equivalents            1,055,924       485,354
Cash and cash equivalents at beginning of period       839,087       235,990
                                                    ----------    ----------
Cash and cash equivalents at end of period          $1,895,011    $  721,344
                                                    ----------    ----------
                                                    ----------    ----------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest        $   75,147    $  127,783
                                                    ----------    ----------
                                                    ----------    ----------

Supplemental disclosure of non-cash investing and financing activities:
    See Note 4 to the Financial Statements


                  The accompanying notes are an integral part
                        of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                               September 30, 1996

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995, have been made and are reflected.

NOTE 2 - CASH

     At September 30, 1996, the Partnership had $1,715,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,158,529 are due as follows:

     For the year ending September 30, 1997         $525,195
                                       1998          264,916
                                       1999          138,906
                                       2000          112,906
                                       2001           90,001
                                 Thereafter           26,605
                                                  ----------

                                      Total       $1,158,529
                                                  ----------
                                                  ----------

                         AMERICAN INCOME FUND I-B
                   a Massachusetts Limited Partnership

                    Notes to the Financial Statements

                                (Continued)

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                          Lease Term             Equipment
        Equipment Type                     (Months)               at Cost
------------------------------            ----------            -----------
Aircraft                                        38              $ 2,641,262
Materials handling                            4-60                  916,362
Trailers/intermodal containers               60-84                  620,262
Research & test                              24-60                  532,779
Construction & mining                        48-60                  371,529
Communications                               22-52                  102,953
Motor vehicles                                  60                   27,776
                                                                -----------

                              Total equipment cost                5,212,923

                          Accumulated depreciation               (3,466,236)
                                                                -----------

        Equipment, net of accumulated depreciation              $ 1,746,687
                                                                -----------
                                                                -----------

     At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,792,790, representing approximately 54% of total equipment cost.

     The summary above includes equipment held for re-lease or sale with a cost and net book value of approximately $332,000 and $19,000, respectively, at September 30, 1996. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

     During July 1996, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad, to a third party for cash consideration of $85,957. The trailers had a net book value of $32,494 at the time of transfer, resulting in a net gain of $53,463. In September 1996, the Partnership replaced these trailers with comparable trailers and leased such to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $385,063, was reduced by $41,241, representing the proportionate amount of gain deferred on the original trailers. The Partnership funded this transaction with $66,307 of cash consideration and long-term financing of $359,997. The unused consideration of $19,650 was recognized as proceeds from equipment sales. The associated deferred gain of $12,222 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended September 30, 1996.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1996 and 1995 which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                         AMERICAN INCOME FUND I-B
                   a Massachusetts Limited Partnership

                    Notes to the Financial Statements

                                (Continued)


                                                      1996           1995
                                                     -------        -------

     Equipment management fees                       $27,911        $43,185
     Administrative charges                           10,629         10,629
     Reimbursable operating expenses
        due to third parties                          36,784         39,750
                                                     -------        -------

                Total                                $75,324        $93,564
                                                     -------        -------
                                                     -------        -------

     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $50,806 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.

NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1996 consisted of installment notes of $813,012 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 7.04% and 10.12% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at September 30, 1996.

     The annual maturities of the installment notes payable are as follows:

     For the year ending September 30, 1997                $337,490
                                       1998                 171,925
                                       1999                  88,990
                                       2000                  97,645
                                       2001                  91,565
                                 Thereafter                  25,397
                                                           --------

                                      Total                $813,012
                                                           --------
                                                           --------

NOTE 7 - LEGAL PROCEEDINGS

     In July 1993, Fred Meyer, Inc. (the "Plaintiff"), in anticipation of a declaration of lease default by AFG, filed a complaint against AFG (the "Defendant") in the Circuit Court of the State of Oregon as a result of a dispute which arose between the Plaintiff and the Defendant concerning holdover rents due to the Partnership with respect to certain equipment and the fair market value of such equipment leased by the Partnership to the Plaintiff. The Defendant filed an answer to the Plaintiff's complaint and asserted a counterclaim seeking monetary damages. A Settlement Agreement executed on June 22, 1994, including dismissal of this case, requires the Plaintiff to purchase all equipment it leases pursuant to unexpired rental schedules upon the respective expiration dates of each schedule. During 1996, the Partnership sold all of the affected equipment having a cost of $1,740,599 and recognized a net gain of $477,391 for financial statement purposes. This settlement did not have an adverse effect on the financial position of the Partnership.

                         AMERICAN INCOME FUND I-B,
                   a Massachusetts Limited Partnership

                              FORM 10-Q

                       PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

OVERVIEW

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

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $240,493 and $618,763, respectively, compared to $393,614 and $1,220,049 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $17,336 and $84,143, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $56,789 and $548,429, respectively.

     During July 1996, the Partnership transferred its ownership interest in certain trailers, previously leased to The Atchison Topeka and Santa Fe Railroad, to a third party for cash consideration of $85,957. The trailers had a net book value of $32,494 at the time of transfer, resulting in a net gain of $53,463 (See Note 4 to the financial statements). In September 1996, the Partnership replaced these trailers with comparable trailers and leased such to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $385,063, was reduced by $41,241, representing the proportionate amount of gain

                         AMERICAN INCOME FUND I-B,
                   a Massachusetts Limited Partnership

                              FORM 10-Q

                       PART I. FINANCIAL INFORMATION


deferred on the original trailers. The Partnership funded this transaction with $66,307 of cash consideration and long-term financing of $359,997. The unused consideration of $19,650 was recognized as proceeds from equipment sales. The associated deferred gain of $12,222 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended September 30, 1996.

     During the nine months ended September 30, 1995, the Partnership sold equipment having a net book value of $38,398 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $12,906. No sales occurred during the three months ended September 30, 1995.

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

     Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $111,772 and $508,767, respectively, compared to $359,758 and $1,101,780 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $17,691 and $53,691 or 7.4% and 8.7% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to $28,385 and $99,311 or 7.2% and 8.1% of lease revenue for the same periods in 1995. Interest expense increased as a percentage of lease revenue from 1995 to 1996 due to leveragings obtained subsequent to September 30, 1995. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.3% and 4.5% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 3.6% and 3.5% of lease revenue for the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

                         AMERICAN INCOME FUND I-B,
                   a Massachusetts Limited Partnership

                              FORM 10-Q

                       PART I. FINANCIAL INFORMATION


     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 8.5% and 7.7% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 3% and 4.1% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,312,491 and $1,105,030 for the nine months ended September 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership realized $652,222 in equipment sale proceeds compared to $25,492 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $737,116 during the nine months ended September 30, 1995 resulted from leveraging a portion of the Partnership's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection

                         AMERICAN INCOME FUND I-B,
                   a Massachusetts Limited Partnership

                              FORM 10-Q

                       PART I. FINANCIAL INFORMATION


and application of rents. In September 1996, the Partnership obtained additional long-term financing in connection with the like-kind exchange transaction involving certain trailers (see Results of Operations).

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $339,528. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $322,552 and the General Partner was allocated 5%, or $16,976. The third quarter 1996 cash distribution was paid on October 15, 1996.

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

              AMERICAN INCOME FUND I-B, a Massachusetts Limited Partnership


              By:    AFG Leasing VI Incorporated, a Massachusetts
                     corporation and the General Partner of
                     the Registrant.


              By:    /s/ Michael J. Butterfield
                     ---------------------------------
                     Michael J. Butterfield
                     Treasurer of AFG Leasing VI Incorporated
                     (Duly Authorized Officer and
                     Principal Accounting Officer)


              Date:  November 14, 1996
                   ---------------------------------


              By:    /s/ Gary M. Romano
                   ---------------------------------
                   Gary M. Romano
                   Clerk of AFG Leasing VI Incorporated
                   (Duly Authorized Officer and
                   Principal Financial Officer)


              Date:  November 14, 1996
                   ---------------------------------