Form 10-Q
period 1997-03-31
AMERICAN INCOME FUND I-B
filed 1997-05-15
CIK 868678

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                                -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

For Quarter Ended March 31, 1997                  Commission File No. 33-35148

        American Income Fund I-B, a Massachusetts Limited Partnership
  -----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Massachusetts                                    04-3106525
--------------------------------                -------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

 98 North Washington Street, Boston, MA                   02114
------------------------------------------        --------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   ------------------------

----------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes     No
                                                                   ---    ---

                       AMERICAN INCOME FUND I-B,
                 a Massachusetts Limited Partnership
                               FORM 10-Q

                                 INDEX

                                                                                                   PAGE
                                                                                                 ---------
PART I. FINANCIAL INFORMATION:
  Item 1. Financial Statements

     Statement of Financial Position at March 31, 1997 and December 31, 1996................          3

     Statement of Operations for the three months ended March 31, 1997 and 1996.............          4

     Statement of Cash Flows for the three months ended March 31, 1997 and 1996.............          5

     Notes to the Financial Statements......................................................        6-8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
   Operations...............................................................................       9-12
PART II. OTHER INFORMATION:
  Items 1-6.................................................................................         13

                                AMERICAN INCOME FUND I-B
                           a Massachusetts Limited Partnership

                             STATEMENT OF FINANCIAL POSITION
                          March 31, 1997 and December 31, 1996

                                       (Unaudited)

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1997          1996
                                                                   ------------  ------------
ASSETS
Cash and cash equivalents........................................  $  1,792,812   $1,938,967
Rents receivable.................................................        42,130        1,509
Accounts receivable--affiliate...................................           525       38,647
Equipment at cost, net of accumulated depreciation of $3,458,701 and $3,460,675 at March 31, 1997 and December 31, 1996,
  respectively...................................................     1,553,192    1,597,440
                                                                   ------------  ------------
  Total assets...................................................  $  3,388,659   $3,576,563
                                                                   ------------  ------------
                                                                   ------------  ------------
LIABILITIES AND PARTNERS' CAPITAL
Notes payable....................................................  $    579,352   $  726,096
Accrued interest.................................................        12,657        3,883
Accrued liabilities..............................................        18,500       22,750
Accrued liabilities--affiliate...................................        24,853       20,448
Deferred rental income...........................................         5,300       26,165
Cash distributions payable to partners...........................        75,451       75,451
                                                                   ------------  ------------
  Total liabilities..............................................       716,113      874,793
                                                                   ------------  ------------
Partners' capital (deficit):
 General Partner.................................................      (183,744)    (182,282)
 Limited Partnership Interests (286,711 Units; initial purchase
  price of $25 each).............................................     2,856,290    2,884,052
                                                                   ------------  ------------
  Total partners' capital........................................     2,672,546    2,701,770
                                                                   ------------  ------------
  Total liabilities and partners' capital........................  $  3,388,659   $3,576,563
                                                                   ------------  ------------
                                                                   ------------  ------------


                        The accompanying notes are an integral part
                               of these financial statements.

                             AMERICAN INCOME FUND I-B,
                        a Massachusetts Limited Partnership

                              STATEMENT OF OPERATIONS
                for the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                                           1997        1996
                                                                        ----------  ----------
Income:
 Lease revenue.........................................................  $  152,335  $  214,159
 Interest income.......................................................      21,299      15,812
 Gain on sale of equipment.............................................      29,282      11,250
                                                                         ----------  ----------
  Total income..........................................................    202,916     241,221
                                                                         ----------  ----------
Expenses:
 Depreciation and amortization.........................................     116,043     249,106
 Interest expense......................................................      16,485      22,327
 Equipment management fees--affiliate..................................       6,633       9,418
 Operating expenses--affiliate.........................................      17,528      12,453
                                                                         ----------  ----------
  Total expenses........................................................    156,689     293,304
                                                                         ----------  ----------
Net income (loss).....................................................   $   46,227  $  (52,083)
                                                                         ----------  ----------
                                                                         ----------  ----------
Net income (loss) per limited partnership unit........................   $     0.15  $    (0.17)
                                                                         ----------  ----------
                                                                         ----------  ----------
Cash distribution declared per limited partnership unit...............   $     0.25  $     0.38
                                                                         ----------  ----------
                                                                         ----------  ----------

                      The accompanying notes are an integral part
                             of these financial statements.

                           AMERICAN INCOME FUND I-B,
                     a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                                        1997          1996
                                                                    ------------  ------------
Cash flows from (used in) operating activities:
Net income (loss).................................................  $     46,227     $(52,083)
Adjustments to reconcile net income (loss) to net cash from
  operating activities:
 Depreciation and amortization.....................................      116,043      249,106
 Gain on sale of equipment.........................................      (29,282)     (11,250)
Changes in assets and liabilities
 Decrease (increase) in:
  rents receivable.................................................      (40,621)     (70,841)
  accounts receivable--affiliate...................................       38,122      560,432
 Increase (decrease) in:
  accrued interest.................................................        8,774        8,256
  accrued liabilities..............................................       (4,250)       2,029
  accrued liabilities--affiliate...................................        4,405         (390)
  deferred rental income...........................................      (20,865)      22,286
                                                                    ------------  -----------
   Net cash from operating activities..............................      118,553      707,545
                                                                    ------------  -----------
Cash flows from (used in) investing activities:
 Purchase of equipment.............................................      (75,957)      --
 Proceeds from equipment sales.....................................       33,444       11,250
                                                                    ------------  -----------
   Net cash from (used in) investing activities....................      (42,513)      11,250
                                                                    ------------  -----------
Cash flows used in financing activities:
 Principal payments--notes payable.................................     (146,744)     (74,636)
 Distributions paid................................................      (75,451)    (113,176)
                                                                    ------------  -----------
   Net cash used in financing activities...........................     (222,195)    (187,812)
                                                                    ------------  -----------
Net increase (decrease) in cash and cash equivalents..............      (146,155)     530,983
Cash and cash equivalents at beginning of period..................     1,938,967      839,087
                                                                    ------------  -----------
Cash and cash equivalents at end of period........................  $  1,792,812  $ 1,370,070
                                                                    ------------  -----------
                                                                    ------------  -----------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest.........................  $      7,711  $    14,071
                                                                    ------------  -----------
                                                                    ------------  -----------

                       The accompanying notes are an integral part
                            of these financial statements.

                             AMERICAN INCOME FUND I-B,
                        a Massachusetts Limited Partnership

                         Notes to the Financial Statements
                                   March 31, 1997

                                     (Unaudited)

NOTE 1--BASIS OF PRESENTATION

    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At March 31, 1997, the Partnership had $1,680,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,010,527 are due as follows:



For the year ending March 31, 1998               $  473,393
                              1999                  185,582
                              2000                  170,743
                              2001                  113,306
                              2002                   51,540
                        Thereafter                   15,963
                                                 ----------
                             Total               $1,010,527
                                                 ----------
                                                 ----------
NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                          AMERICAN INCOME FUND I-B,
                     a Massachusetts Limited Partnership

                        Notes to Financial Statements

                                (Continued)

                                                                     LEASE TERM                       EQUIPMENT
EQUIPMENT TYPE                                                        (MONTHS)                         AT COST
------------------------------------------------  ------------------------------------------------  -------------

Aircraft                                          38                                                $   2,641,262
Materials handling                                4-60                                                    730,332
Trailers/intermodal containers                    60-84                                                   620,259
Research & test                                   24-60                                                   545,558
Construction & mining                             48-60                                                   371,529
Communications                                    22-52                                                   102,953
                                                                                                    -------------
                                                  Total equipment cost                                  5,011,893

                                                  Accumulated depreciation                             (3,458,701)
                                                                                                    -------------
                                                  Equipment, net of accumulated depreciation        $   1,553,192
                                                                                                    -------------
                                                                                                    -------------

    At March 31, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,792,790, representing approximately 56% of total equipment cost.

    The summary above includes fully depreciated equipment held for re-lease or sale with a cost of $369,000. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1997 and 1996 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                            1997       1996
                                                                          ---------  ---------

Equipment management fees...............................................  $   6,633  $   9,418
Administrative charges..................................................      7,968      5,000
Reimbursable operating expenses due to third parties....................      9,560      7,453
                                                                          ---------  ---------
   Total................................................................  $  24,161  $  21,871
                                                                          ---------  ---------
                                                                          ---------  ---------

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $525 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.

                           AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                          Notes to Financial Statements

                                  (Continued)

NOTE 6--NOTES PAYABLE

    Notes payable at March 31, 1997 consisted of installment notes of $579,352 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 9.75% and 10.12% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at March 31, 1997.

The annual maturities of the installment notes payable are as follows:

For the year ending March 31, 1998        $ 320,216
                              1999           69,230
                              2000           76,344
                              2001           84,191
                              2002           29,371
                                          ---------
                             Total        $ 579,352
                                          ---------
                                          ---------

NOTE 7--LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Partnership has not experienced any material losses as a result of this action.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q
                          PART1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW

    The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment in equipment declines from asset disposals occurring in the normal course. As a result of the Partnership's age and a declining equipment portfolio, the General Partner is evaluating a variety of transactions that will reduce the Partnership's prospective costs to operate as a publicly registered limited partnership and, therefore, enhance overall cash distributions to the limited partners. Such a transaction may involve the sale of the Partnership's remaining equipment or a transaction that would allow for the consolidation of the Partnership's expenses with other similarly-organized equipment leasing programs. In order to increase the marketability of the Partnership's remaining equipment, the General Partner expects to use the Partnership's available cash and future cash flow to retire indebtedness. This will negatively effect short-term cash distributions.

RESULTS OF OPERATIONS

    For the three months ended March 31, 1997, the Partnership recognized lease revenue of $152,335, compared to $214,159 for the same period in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

    The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

    During the three months ended March 31, 1997, the Partnership sold equipment having a net book value of $4,162 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $29,282 compared to a net gain of $11,250 on fully depreciated equipment for the same period in 1996.

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

                          AMERICAN INCOME FUND I-B,
                     a Massachusetts Limited Partnership

                                 FORM 10-Q

                       PART 1. FINANCIAL INFORMATION


    The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

    Depreciation and amortization expense for the three months ended March 31, 1997 was $116,043 compared to $249,106 for the same period in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $16,485 or 10.8% of lease revenue during the three months ended March 31, 1997 compared to $22,327 or 10.4% of lease revenue for the same period in 1996. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

    Management fees were approximately 4.4% of lease during each of the three months ended March 31, 1997 and 1996. Management fees and are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 11.5% of lease revenue during the three months ended March 31, 1997 compared to 5.8% of lease revenue for the same period in 1996. The increase in operating expenses from 1996 to 1997 was due primarily to an increase in administrative charges. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash

                          AMERICAN INCOME FUND I-B,
                     a Massachusetts Limited Partnership

                                 FORM 10-Q

                       PART 1. FINANCIAL INFORMATION


inflows of $118,553 and $707,545 in the three months ended March 31, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1997, the Partnership expended $75,957 to upgrade certain research and test equipment. There were no equipment acquisitions during the same period in 1996. For the three months ended March 31, 1997, the Partnership realized $33,444 in equipment sale proceeds compared to $11,250 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the amount of cash used to repay debt obligations may fluctuate due to the use of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $75,451. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $71,678 and the General Partner was allocated 5%, or $3,773. The first quarter 1997 cash distribution was paid on April 14, 1997.

    Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

                          AMERICAN INCOME FUND I-B,
                     a Massachusetts Limited Partnership

                                 FORM 10-Q

                       PART 1. FINANCIAL INFORMATION


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

                                               Refer to Note 7 herein.

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

       AMERICAN INCOME FUND I-B, A MASSACHUSETTS LIMITED PARTNERSHIP

              By: AFG Leasing VI Incorporated, a Massachusetts
                  corporation and the General Partner of
                  the Registrant.

              By: /s/ Michael J. Butterfield
                  ----------------------------------------------
                  Michael J. Butterfield
                  Treasurer of AFG Leasing VI Incorporated
                  (Duly Authorized Officer and
                  Principal Accounting Officer)

              Date: May 15, 1997
                    ---------------------------------------------

              By: /s/ Gary Romano
                  -----------------------------------------------
                  Gary M. Romano
                  Clerk of AFG Leasing VI Incorporated
                  (Duly Authorized Officer and
                  Principal Financial Officer)

              Date: May 15, 1997
                    ---------------------------------------------