Form 10-Q
period 1997-06-30
AMERICAN INCOME FUND I-B
filed 1997-08-14
CIK 868678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to _____________________

                                   ----------

For Quarter Ended June 30, 1997                  Commission File No. 33-35148

         American Income Fund I-B, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                              04-3106525
------------------------------                          -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

88 Broad Street, Boston, MA                                 02110
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (617) 854-5800

                  98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |_|

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.       FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1997 and December 31, 1996                          3

         Statement of Operations
              for the three and six months ended June 30, 1997 and 1996       4

         Statement of Cash Flows
              for the six months ended June 30, 1997 and 1996                 5

         Notes to the Financial Statements                                  6-9


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10-13


PART II. OTHER INFORMATION:

     Items 1 - 6                                                             14

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                        June 30,    December 31,
                                                          1997          1996
                                                      -----------   -----------
ASSETS

Cash and cash equivalents                             $ 1,704,963   $ 1,938,967

Rents receivable                                           50,732         1,509

Accounts receivable - affiliate                            18,653        38,647

Equipment at cost, net of accumulated depreciation
   of $3,488,975 and $3,460,675  at June 30, 1997
   and December 31, 1996, respectively                  1,443,943     1,597,440
                                                      -----------   -----------

         Total assets                                 $ 3,218,291   $ 3,576,563
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                         $   495,758   $   726,096
Accrued interest                                            9,171         3,883
Accrued liabilities                                        15,000        22,750
Accrued liabilities - affiliate                            12,318        20,448
Deferred rental income                                      5,898        26,165
Cash distributions payable to partners                     75,451        75,451
                                                      -----------   -----------

         Total liabilities                                613,596       874,793
                                                      -----------   -----------

Partners' capital (deficit):
  General Partner                                        (187,136)     (182,282)
  Limited Partnership Interests
  (286,711 Units; initial purchase price of $25 each)   2,791,831     2,884,052
                                                      -----------   -----------

         Total partners' capital                        2,604,695     2,701,770
                                                      -----------   -----------

         Total liabilities and partners' capital      $ 3,218,291   $ 3,576,563
                                                      ===========   ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                            1997      1996      1997      1996
                                          --------  --------  --------  --------
Income:

    Lease revenue                         $143,950  $164,111  $296,285  $378,270

    Interest income                         20,068    21,148    41,367    36,960

    Gain on sale of equipment                6,097   480,390    35,379   491,640
                                          --------  --------  --------  --------

         Total income                      170,115   665,649   373,031   906,870
                                          --------  --------  --------  --------


Expenses:

    Depreciation and amortization          104,847   147,889   220,890   396,995

    Interest expense                        12,725    13,673    29,210    36,000

    Equipment management fees
      - affiliate                            6,132     8,157    12,765    17,575

    Operating expenses - affiliate          38,811    14,635    56,339    27,088
                                          --------  --------  --------  --------

         Total expenses                    162,515   184,354   319,204   477,658
                                          --------  --------  --------  --------


Net income                                $  7,600  $481,295  $ 53,827  $429,212
                                          ========  ========  ========  ========


Net income
   per limited partnership unit           $   0.03  $   1.59  $   0.18  $   1.42
                                          ========  ========  ========  ========

Cash distributions declared
   per limited partnership unit           $   0.25  $   0.38  $   0.50  $   0.75
                                          ========  ========  ========  ========


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                             1997          1996
                                                         -----------   -----------
Cash flows from (used in) operating activities:
Net income                                               $    53,827   $   429,212

Adjustments to reconcile net income to
    net cash from operating activities:
        Depreciation and amortization                        220,890       396,995
        Gain on sale of equipment                            (35,379)     (491,640)

Changes in assets and liabilities
    Decrease (increase) in:
        rents receivable                                     (49,223)      258,118
        accounts receivable - affiliate                       19,994       501,620
    Increase (decrease) in:
        accrued interest                                       5,288       (22,005)
        accrued liabilities                                   (7,750)       (2,942)
        accrued liabilities - affiliate                       (8,130)       (1,029)
        deferred rental income                               (20,267)       20,866
                                                         -----------   -----------

           Net cash from operating activities                179,250     1,089,195
                                                         -----------   -----------

Cash flows from (used in) investing activities:
    Purchase of equipment                                    (75,957)           --
    Proceeds from equipment sales                             43,943       558,448
                                                         -----------   -----------

           Net cash from (used in) investing activities      (32,014)      558,448
                                                         -----------   -----------

Cash flows used in financing activities:
    Principal payments - notes payable                      (230,338)     (476,757)
    Distributions paid                                      (150,902)     (226,352)
                                                         -----------   -----------

           Net cash used in financing activities            (381,240)     (703,109)
                                                         -----------   -----------

Net increase (decrease) in cash and cash equivalents        (234,004)      944,534

Cash and cash equivalents at beginning of period           1,938,967       839,087
                                                         -----------   -----------

Cash and cash equivalents at end of period               $ 1,704,963   $ 1,783,621
                                                         ===========   ===========


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest             $    23,922   $    58,005
                                                         ===========   ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1997

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996, have been made and are reflected.

NOTE 2 - CASH

     At June 30, 1997, the Partnership had $1,600,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $876,630 are due as follows:

            For the year ending June 30, 1998             $ 386,192
                                         1999               185,182
                                         2000               153,074
                                         2001               112,906
                                         2002                28,634
                                   Thereafter                10,642
                                                          ---------
                                        Total             $ 876,630
                                                          =========

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

                                            Lease Term              Equipment
         Equipment Type                      (Months)                at Cost
--------------------------------           -----------            -------------
Aircraft                                         38                $ 2,641,262
Materials handling                             4-60                    688,078
Trailers/intermodal containers                60-84                    620,259
Research & test                               24-60                    508,837
Construction & mining                         24-60                    371,529
Communications                                22-52                    102,953
                                                                   -----------

                               Total equipment cost                  4,932,918

                           Accumulated depreciation                 (3,488,975)
                                                                   -----------

         Equipment, net of accumulated depreciation                $ 1,443,943
                                                                   ===========

     At June 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,792,790, representing approximately 57% of total equipment cost.

     The summary above includes fully depreciated equipment held for re-lease or sale with a cost of approximately $332,000 at June 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1997 and 1996 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                            1997           1996
                                                           -------       -------

Equipment management fees                                  $12,765       $17,575
Administrative charges                                      25,080         7,086
Reimbursable operating expenses
   due to third parties                                     31,259        20,002
                                                           -------       -------

                               Total                       $69,104       $44,663
                                                           =======       =======

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $18,653 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1997 consisted of installment notes of $495,758 payable to banks and institutional lenders. All of the installment notes are non-recourse, with interest rates ranging between 9.75% and 10.12% and are collateralized by the equipment and assignment of the related lease payments. The installment notes will be fully amortized by noncancellable rents. The carrying value of notes payable approximates fair value at June 30, 1997.

     The annual maturities of the installment notes payable are as follows:

          For the year ending June 30, 1998             $  253,300
                                       1999                 70,944
                                       2000                 78,235
                                       2001                 85,989
                                       2002                  7,290
                                                        ----------

                                      Total             $  495,758
                                                        ==========

NOTE 7 - LEGAL PROCEEDINGS

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

     On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

     The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

Overview

     The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course of business. As a result of the Partnership's age and a declining equipment portfolio, the General Partner is evaluating a variety of transactions that will reduce the Partnership's prospective costs to operate as a publicly registered limited partnership and, therefore, enhance overall cash distributions to the limited partners. Such a transaction may involve the sale of the Partnership's remaining equipment or a transaction that would allow for the consolidation of the Partnership's expenses with other similarly-organized equipment leasing programs. In order to increase the marketability of the Partnership's remaining equipment, the General Partner expects to use the Partnership's available cash and future cash flow to retire indebtedness. This will negatively effect short-term cash distributions.

Results of Operations

     For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $143,950 and $296,285, respectively, compared to $164,111 and $378,270 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     During the three and six months ended June 30, 1997, the Partnership sold equipment having a net book value of $4,402 and $8,564 to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $6,097 and $35,379, respectively.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     During the three and six months ended June 30, 1996, the Partnership sold equipment having a net book value of $66,808 to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $480,390 and $491,640, respectively.

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

     Depreciation and amortization expense for the three and six months ended June 30, 1997 was $104,847 and $220,890, respectively, compared to $147,889 and $396,995 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $12,725 and $29,210 or 8.8% and 9.9% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to $13,673 and $36,000 or 8.3% and 9.5% of lease revenue for the same periods in 1996. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash and future cash flow to retire indebtedness (see Overview).

     Management fees were approximately 4.3% of lease revenue for each of the three and six months ended June 30, 1997, compared to 5% and 4.6% of lease revenue for the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $179,250 and $1,089,195 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1997, the Partnership expended $75,957 to upgrade certain research and test equipment. There were no equipment acquisitions during the same period in 1996. For the six months ended June 30, 1997, the Partnership realized $43,943 in equipment sale proceeds compared to $558,448 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $150,902. In

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $143,357 and the General Partner was allocated 5%, or $7,545. The second quarter 1997 cash distribution was paid on July 14, 1997.

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

              AMERICAN INCOME FUND I-B, a Massachusetts Limited Partnership


                       By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                       By:      /s/  Michael J. Butterfield
                                --------------------------------------------
                                Michael J. Butterfield
                                Treasurer of AFG Leasing VI Incorporated
                                (Duly Authorized Officer and
                                Principal Accounting Officer)


                       Date:    August 14, 1997



                       By:      /s/  Gary M. Romano
                                --------------------------------------------
                                Gary M. Romano
                                Clerk of AFG Leasing VI Incorporated
                                (Duly Authorized Officer and
                                Principal Financial Officer)


                       Date:    August 14, 1997