Form 10-Q
period 1997-09-30
AMERICAN INCOME FUND I-B
filed 1997-11-14
CIK 868678

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________________ TO _______________________

                               ____________________

FOR QUARTER ENDED SEPTEMBER 30, 1997________________COMMISSION FILE NO. 33-35148

>Caption

      American Income Fund I-B, a Massachusetts Limited Partnership
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)
                Massachusetts                            04-3106525
---------------------------------------------      --------------------
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)               Identification No.)

         88 Broad Street, Boston, MA                      02110
---------------------------------------------       -------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   -------------------

-------------------------------------------------------------------------------
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
    Yes    No
       ---   ---

                           AMERICAN INCOME FUND I-B,
                      A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
                                                                          Page
PART I.FINANCIAL INFORMATION:

  Item 1.Financial Statements
    Statement of Financial Position
      at September 30, 1997 and December 31, 1996.....................       3

    Statement of Operations
      for the three and nine months
      ended September 30, 1997 and 1996................................      4

    Statement of Cash Flows for the nine
      months ended September 30, 1997 and 1996.........................      5

    Notes to the Financial Statements..................................    6-9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................  10-13


PART II.OTHER INFORMATION:

  Items 1-6.............................................................    14


                                      2

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1997 and December 31, 1996

                                  (Unaudited)


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1997           1996
                                                  --------------  ------------
ASSETS
Cash and cash equivalents.......................   $  1,453,832    $1,938,967
Rents receivable................................          5,132         1,509
Accounts receivable--affiliate..................         45,135        38,647
Equipment at cost, net of accumulated
   depreciation of $3,262,638 and $3,460,675
   at September 30, 1997 and December 31, 1996,
   respectively.................................      1,338,417     1,597,440
                                                  --------------  ------------
    Total assets................................   $  2,842,516    $3,576,563
                                                  --------------  ------------
                                                  --------------  ------------

LIABILITIES AND PARTNERS' CAPITAL
Notes payable...................................     $  113,044    $  726,096
Accrued interest................................            953         3,883
Accrued liabilities.............................         22,500        22,750
Accrued liabilities--affiliate..................          7,534        20,448
Deferred rental income..........................          5,300        26,165
Cash distributions payable to partners..........         75,451        75,451
                                                   --------------  ------------
    Total liabilities...........................        224,782       874,793
                                                   --------------  ------------
                                                   --------------  ------------
Partners' capital (deficit):
  General Partner................................      (186,484)     (182,282)
  Limited Partnership Interests (286,711 Units;
    initial purchase price of $25 each)..........     2,804,218     2,884,052
                                                   --------------  ------------

      Total partners' capital....................     2,617,734     2,701,770
                                                   --------------  ------------

      Total liabilities and partners' capital....    $2,842,516    $3,576,563
                                                   --------------  ------------
                                                   --------------  ------------


   The accompanying notes are an integral part of these financial statements.

                             AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
                      for the three and nine months ended
                                September 30, 1996

                                  (Unaudited)


                                                                       THREE MONTHS            NINE MONTHS
                                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                  ----------------------  ----------------------
                                                                     1997        1996        1997        1996
                                                                  ----------  ----------  ----------  ----------
Income:
  Lease revenue.................................................  $  158,166  $  240,493  $  454,451  $  618,763
  Interest income...............................................      19,952      22,480      61,319      59,440
  Gain on sale of equipment.....................................      80,000      69,011     115,379     560,651
                                                                  ----------  ----------  ----------  ----------
    Total income................................................     258,118     331,984     631,149   1,238,854
                                                                  ----------  ----------  ----------  ----------

Expenses:
  Depreciation and amortization.................................     105,526     111,772     326,416     508,767
  Interest expense..............................................       8,306      17,691      37,516      53,691
  Equipment management fees--affiliate...........................       6,843      10,336      19,608     27,911
  Operating expenses--affiliate.................................      48,953      20,325     105,292      47,413
                                                                  ----------  ----------  ----------  ----------
    Total expenses..............................................     169,628     160,124     488,832     637,782
                                                                  ----------  ----------  ----------  ----------
Net income......................................................  $   88,490  $  171,860  $  142,317  $  601,072
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------
Net income per limited partnership unit.........................  $     0.29  $     0.57  $     0.47  $     1.99
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------
Cash distributions declared per limited partnership unit........  $     0.25  $     0.38  $     0.75  $     1.13
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-B,
                      A MASSACHUSETTS LIMITED PARTNERSHIP


                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997          1996
                                                     ------------  ------------
Cash flows from (used in) operating activities:
Net income.........................................  $    142,317  $    601,072
Adjustments to reconcile net income to net cash
   from operating activities:
  Depreciation and amortization....................       326,416       508,767
  Gain on sale of equipment........................      (115,379)     (560,651)
Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable...............................        (3,623)      278,513
    accounts receivable--affiliate.................        (6,488)      536,898
  Increase (decrease) in:
    accrued interest...............................        (2,930)      (21,456)
    accrued liabilities............................          (250)      (49,860)
    accrued liabilities--affiliate.................       (12,914)       (2,028)
    deferred rental income.........................       (20,865)       21,236
                                                      ------------  ------------
      Net cash from operating activities...........       306,284     1,312,491
                                                      ------------  ------------
Cash flows from (used in) investing activities:
  Purchase of equipment............................       (75,957)        --
  Proceeds from equipment sales....................       123,943       652,222
                                                      ------------  ------------
      Net cash from investing activities...........        47,986       652,222
                                                      ------------  ------------
Cash flows used in financing activities:
  Principal payments--notes payable................      (613,052)     (569,261)
  Distributions paid...............................      (226,353)     (339,528)
                                                      ------------  ------------
    Net cash used in financing activities..........      (839,405)     (908,789)
                                                      ------------  ------------
Net increase (decrease) in cash and cash
   equivalents.....................................      (485,135)    1,055,924

Cash and cash equivalents at beginning of period...     1,938,967       839,087
                                                      ------------  ------------
Cash and cash equivalents at end of period.........  $  1,453,832  $  1,895,011
                                                      ------------  ------------
                                                      ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........  $     40,446  $     75,147
                                                      ------------  ------------
                                                      ------------  ------------

    Supplemental disclosure of non-cash investing and financing activities: See
Note 4 to the Financial Statements

   The accompanying notes are an integral part of these financial statements.

                             AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                    September 30, 1997 and December 31, 1996

                                  (Unaudited)

NOTE 1--BASIS OF PRESENTATION
-----------------------------

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH
------------

    At September 30, 1997, the Partnership had $1,345,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION
---------------------------

    Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $742,335 are due as follows:



           For the year ending
            September 30, 1998
           -------------------
                   1998.....................  $ 298,192
                   1999.....................    185,182
                   2000.....................    135,005
                   2001.....................     97,351
                   2002.....................     21,284
                   Thereafter...............      5,321
                                              ---------
                     Total..................  $ 742,335
                                              ---------
                                              ---------

NOTE 4--EQUIPMENT
-----------------

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                             AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                   (Continued)



                                                REMAINING
                                                LEASE TERM      EQUIPMENT
EQUIPMENT TYPE                                   (MONTHS)        AT COST
--------------                                 -------------  -------------
Aircraft......................................            5    $   2,641,262
Materials handling............................         0-29          688,078
Trailers/intermodal containers................         0-63          620,259
Research & test...............................         3-28          508,837
Communications................................            0           102,953
Construction & mining.........................            6           39,666
                                                               -------------
      Total equipment cost....................                     4,601,055
      Accumulated depreciation................                    (3,262,638)
                                                                -------------
      Equipment, net of accumulated
          depreciation........................                    $1,338,417
                                                               -------------
                                                               -------------

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,792,790, representing approximately 61% of total equipment cost.

    At September 30, 1997, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above includes equipment being leased on a month-to-month basis.

    During July 1996, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad, to a third party for cash consideration of $85,957. The trailers had a net book value of $32,494 at the time of transfer, resulting in a net gain of $53,463. In September 1996, the Partnership replaced these trailers with comparable trailers and leased such to new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $385,063, was reduced by $41,241, representing the proportionate amount of gain deferred on the original trailers. The Partnership funded this transaction with $66,307 of cash consideration and long-term financing of $359,997. The unused consideration of $19,650 was recognized as proceeds from equipment sales. The associated deferred gain of $12,222 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended September 30, 1996.

NOTE 5--RELATED PARTY TRANSACTIONS
----------------------------------

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1997 and 1996 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                            AMERICAN INCOME FUND 1-B
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  (Continued)



                                                            1997       1996
                                                       ----------  ---------
Equipment management fees............................  $   19,608  $  27,911
Administrative charges..............................       39,342     10,629
Reimbursable operating expenses due to third parties.      65,950     36,784
                                                       ----------  ---------
  Total..............................................  $  124,900  $  75,324
                                                       ----------  ---------
                                                       ----------  ---------

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $45,135 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

NOTE 6--NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of two installment notes of $113,044 payable to an institutional lender. The installment notes are non-recourse, both with interest rates of 10.12%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents or the Partnership's available cash in the year ending September 30, 1998. The carrying value of the notes approximates face value at September 30, 1997.

NOTE 7--LEGAL PROCEEDINGS

    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and specific performance and alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court and is scheduled for a hearing on EFG's motion in December 1997. The Partnership has not experienced any material losses as a result of this action.

                            AMERICAN INCOME FUND 1-B
                      a Massachusetts Limited Partnership

                       Notes to the Financial Statements

                                 (Continued)


NOTE 7--LEGAL PROCEEDINGS (Continued)

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

                           AMERICAN INCOME FUND 1-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q
                         PART 1. FINANCIAL INFORMATION

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

   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

OVERVIEW

    The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course of business. As a result of the Partnership's age and a declining equipment portfolio, the General Partner is evaluating a variety of transactions that will reduce the Partnership's prospective costs to operate as a publicly registered limited partnership and, therefore, enhance overall cash distributions to the limited partners. Such a transaction may involve the sale of the Partnership's remaining equipment or a transaction that would allow for the consolidation of the Partnership's expenses with other similarly-organized equipment leasing programs. In order to increase the marketability of the Partnership's remaining equipment, the General Partner expects to use the Partnership's available cash to retire indebtedness. This will negatively effect short-term cash distributions.

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $158,166 and $454,451, respectively, compared to $240,493 and $618,763 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

                            AMERICAN INCOME FUND 1-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q
                         PART 1. FINANCIAL INFORMATION



    For the three months ended September 30, 1997, the Partnership sold fully depreciated equipment to existing lessees and third parties resulting in a net gain, for financial statement purposes, of $80,000. For the nine months ended September 30, 1997, the Partnership sold equipment having a net book value of $8,564 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $115,379.

    For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $17,336 and $84,143, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $56,789 and $548,429, respectively.

   During July 1996, the Partnership transferred its ownership interest in certain trailers previously leased to The Atchison Topeka and Santa Fe Railroad, to a third party for cash consideration of $85,957. The trailers had a net book value of $32,494 at the time of transfer, resulting in a net gain of $53,463. In September 1996, the Partnership replaced these trailers with comparable trailers and leased such to a new lessee. The transaction was accounted for as a like-kind exchange for income tax reporting purposes. The cost of the new trailers, $385,063, was reduced by $41,241, representing the proportionate amount of gain deferred on the original trailers. The Partnership funded this transaction with $66,307 of cash consideration and long-term financing of $359,997. The unused consideration of $19,650 was recognized as proceeds from equipment sales. The associated deferred gain of $12,222 was recognized as Gain on Sale of Equipment on the Statement of Operations for the three months ended September 30, 1996.

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

    Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $105,526 and $326,416, respectively, compared to $111,772 and $508,767 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

                           AMERICAN INCOME FUND 1-B,
                       a Massachusetts Limited Partnership

                                   FORM 10-Q
                         PART 1. FINANCIAL INFORMATION


    Interest expense was $8,306 and $37,516 or 5.3% and 8.3% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $17,691 and $53,691 or 7.4% and 8.7% of lease revenue for the same periods in 1996. Interest expense in future periods will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to continue to use a portion of the Partnership's available cash to retire indebtedness (see Overview).

    Management fees were approximately 4.3% of lease revenue for each of the three and nine months ended September 30, 1997, compared to 4.3% and 4.5% of lease revenue for the same periods in 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $306,284 for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, operating activities generated net cash inflows of $752,491, after reductions for equipment sales proceeds received of $560,000. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1997, the Partnership expended $75,957 to upgrade certain research and test equipment. There were no equipment acquisitions during the same period in 1996. For the nine months ended September 30, 1997, the Partnership realized $123,943 in equipment sale proceeds compared to $652,222 for the same period in 1996.

                           AMERICAN INCOME FUND 1-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q
                         PART 1. FINANCIAL INFORMATION

Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations is scheduled to decline as the principal balance of notes payable is reduced through the collection and application of rents. The Partnership's indebtedness is expected to be fully amortized during the year ended September 30, 1998 utilizing such rents and the Partnership's available cash (see Overview).

    Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $226,353. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $215,035 and the General Partner was allocated 5%, or $11,318. The third quarter 1997 cash distribution was paid on October 14, 1997.

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

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q
                           PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings Response:
                        Refer to Note 7 to the financial statements herein.
Item 2.                 Changes in Securities Response:
                        None
Item 3.                 Defaults upon Senior Securities Response:
                        None
Item 4.                 Submission of Matters to a Vote of Security Holders
                        Response:
                        None
Item 5.                 Other Information Response:
                        None
Item 6(a).              Exhibits Response:
                        None
Item 6(b).              Reports on Form 8-K Response:
                        None

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

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership


        By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.

        By:        Michael J. Butterfield
                   ---------------------------------------
                   Treasurer of AFG Leasing VI Incorporated
                   (Duly Authorized Officer and
                   Principal Accounting Officer)

        Date:      November 14, 1997
                   ----------------------------------------

        By:        Gary M. Romano
                   ----------------------------------------
                   Clerk of AFG Leasing VI Incorporated
                   (Duly Authorized Officer and
                   Principal Financial Officer)

        Date:      November 14, 1997
                   ----------------------------------------