Form 10-Q
period 1998-03-31
AMERICAN INCOME FUND I-B
filed 1998-05-15
CIK 868678

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                                ------------------

                                       OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________

                           _________________________


For Quarter Ended March 31, 1998                  Commission File No. 33-35148


         American Income Fund I-B, a Massachusetts Limited Partnership
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3106525
-----------------------------------                          ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad Street, Boston, MA                                  02110
-----------------------------------                          ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX




                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Statement of Financial Position
         at March 31, 1998 and December 31, 1997                             3

      Statement of Operations
         for the three months ended March 31, 1998 and 1997                  4

      Statement of Cash Flows
         for the three months ended March 31, 1998 and 1997                  5

      Notes to the Financial Statements                                    6-9

   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10-13

PART II.  OTHER INFORMATION:

   Items 1 - 6                                                              14


                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1998 and December 31, 1997

                                   (Unaudited)




                                                         March 31,  December 31,
                                                           1998         1997
                                                        ----------   ----------
ASSETS

Cash and cash equivalents                               $1,483,627   $1,442,855

Rents receivable                                            31,527       30,351

Accounts receivable - affiliate                             21,336       76,072

Equipment at cost, net of accumulated depreciation
   of $3,408,478 and $3,333,813 at March 31, 1998
   and December 31, 1997, respectively                   1,158,228    1,232,893
                                                        ----------   ----------

      Total assets                                      $2,694,718   $2,782,171
                                                        ----------   ----------
                                                        ----------   ----------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                           $       --   $   22,990
Accrued interest                                                --          195
Accrued liabilities                                          9,852        9,200
Accrued liabilities - affiliate                              8,023       15,272
Deferred rental income                                          --       20,866
Cash distributions payable to partners                      56,588       56,588
                                                        ----------   ----------

      Total liabilities                                     74,463      125,111
                                                        ----------   ----------
Partners' capital (deficit):
   General Partner                                        (186,357)    (184,517)
   Limited Partnership Interests
   (286,711 Units; initial purchase price of $25 each)   2,806,612    2,841,577
                                                        ----------   ----------

      Total partners' capital                            2,620,255    2,657,060
                                                        ----------   ----------

      Total liabilities and partners' capital           $2,694,718   $2,782,171
                                                        ----------   ----------
                                                        ----------   ----------


                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)



                                                           1998           1997
                                                         --------       --------
Income:

   Lease revenue                                         $113,543       $152,335

   Interest income                                         18,950         21,299

   Gain on sale of equipment                                   --         29,282
                                                         --------       --------

      Total income                                        132,493        202,916
                                                         --------       --------

Expenses:

   Depreciation                                            74,665        116,043

   Interest expense                                            --         16,485

   Equipment management fees - affiliate                    4,612          6,633

   Operating expenses - affiliate                          33,433         17,528
                                                         --------       --------

      Total expenses                                      112,710        156,689
                                                         --------       --------

Net income                                               $ 19,783       $ 46,227
                                                         --------       --------
                                                         --------       --------

Net income
   per limited partnership unit                          $   0.07       $   0.15
                                                         --------       --------
                                                         --------       --------
Cash distribution declared
   per limited partnership unit                          $   0.19       $   0.25
                                                         --------       --------
                                                         --------       --------



                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)



                                                          1998          1997
                                                      -----------   -----------
Cash flows from (used in) operating activities:
Net income                                            $    19,783   $    46,227
Adjustments to reconcile net income to
   net cash from operating activities:
      Depreciation                                         74,665       116,043
      Gain on sale of equipment                                --       (29,282)
Changes in assets and liabilities
   Decrease (increase) in:
      rents receivable                                     (1,176)      (40,621)
      accounts receivable - affiliate                      54,736        38,122
   Increase (decrease) in:
      accrued interest                                       (195)        8,774
      accrued liabilities                                     652        (4,250)
      accrued liabilities - affiliate                      (7,249)        4,405
      deferred rental income                              (20,866)      (20,865)
                                                      -----------   -----------

         Net cash from operating activities               120,350       118,553
                                                      -----------   -----------

Cash flows from (used in) investing activities:
   Purchase of equipment                                       --       (75,957)
   Proceeds from equipment sales                               --        33,444
                                                      -----------   -----------

         Net cash used in investing activities                 --       (42,513)
                                                      -----------   -----------

Cash flows used in financing activities:
   Principal payments - notes payable                     (22,990)     (146,744)
   Distributions paid                                     (56,588)      (75,451)
                                                      -----------   -----------

         Net cash used in financing activities            (79,578)     (222,195)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents       40,772      (146,155)

Cash and cash equivalents at beginning of period        1,442,855     1,938,967
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,483,627   $ 1,792,812
                                                      -----------   -----------
                                                      -----------   -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $       195   $     7,711
                                                      -----------   -----------
                                                      -----------   -----------



                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1998

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

      The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 have been made and are reflected.

NOTE 2 - CASH

      At March 31, 1998, the Partnership had $1,354,225 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $537,134 are due as follows:




      For the year ending March 31, 1999    $ 185,582
                                    2000      170,743
                                    2001      113,306
                                    2002       51,540
                                    2003       15,963
                                            ---------

                                   Total    $ 537,134
                                            ---------
                                            ---------

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at March 31, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                          Notes to Financial Statements

                                   (Continued)




                                          Remaining
                                          Lease Term          Equipment
     Equipment Type                        (Months)            at Cost
-------------------------                  --------            -------
Aircraft                                       0            $  2,641,262
Materials handling                          0-26                 688,078
Trailers/intermodal containers              0-57                 620,259
Research & test                             0-22                 508,837
Communications                                 0                  68,604
Construction & mining                          0                  39,666
                                                            ------------

                            Total equipment cost               4,566,706

                        Accumulated depreciation              (3,408,478)
                                                            ------------

      Equipment, net of accumulated depreciation            $  1,158,228

                                                            ------------
                                                            ------------


      At March 31, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,792,790 representing approximately 61% of total equipment cost.

      The summary above includes fully depreciated equipment held for re-lease or sale with an original cost and net book value of approximately $2,641,000 and $734,000, respectively, at March 31, 1998. This equipment represents the Partnership's proportionate interest in two Fairchild Metro III aircraft formerly leased to Horizon Air Industries, Inc. The General Partner is currently holding discussions with a third party related to the sale of the Fairchild Metro III aircraft and is actively seeking the sale or re-lease of all other equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1998 and 1997 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:




                                                          1998           1997
                                                       -------        -------
   Equipment management fees                           $ 4,612        $ 6,633
   Administrative charges                               14,262          7,968
   Reimbursable operating expenses
      due to third parties                              19,171          9,560
                                                       -------        -------

                        Total                          $38,045        $24,161
                                                       -------        -------
                                                       -------        -------


      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1998, the Partnership was owed $21,336 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1998.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                          Notes to Financial Statements

                                   (Continued)

NOTE 6 - LEGAL PROCEEDINGS

      On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

      The Plaintiffs have asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

      On March 9, 1998, counsel for the Defendants and the Plaintiffs entered into a Memorandum of Understanding setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Memorandum of Understanding represents a preliminary step towards a comprehensive Stipulation of Settlement between the parties that must be presented to and approved by the Court as a condition precedent to effecting a settlement. The Memorandum of Understanding (i) prescribes a number of conditions necessary to achieving a settlement, including providing the partners (or beneficiaries, as applicable) of the Nominal Defendants with the opportunity to vote on any settlement and (ii) contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Memorandum of Understanding provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national stock exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly-organized equipment leasing programs. To the extent that the parties agree upon a Stipulation of Settlement that is approved by the Court, the complete terms thereof will be communicated to all of the partners (or beneficiaries) of the Nominal Defendants to enable them to vote thereon.

      There can be no assurance that the parties will agree upon a Stipulation of Settlement, or that it will be approved by the Court, or that the outcome of the voting by the partners (or beneficiaries) of the Nominal Defendants, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in any such settlement. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a Stipulation of Settlement will be agreed upon by the parties and approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

      On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                          Notes to Financial Statements

                                   (Continued)


removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The Partnership does not anticipate that it will experience any material losses as a result of this action.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report of American Income Fund I-B Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. EFG's computer programs were designed and written using four digits to define the applicable year. As a result, EFG does not anticipate system failure or miscalculations causing disruptions of operations. Based on recent assessments, EFG determined that minimal modification of software is required so that its network operating system will function properly with respect to dates in the year 2000 and thereafter. EFG believes that with these modifications to the existing operating system, the Year 2000 Issue will not pose significant operational problems for its computer systems. EFG will utilize internal resources to upgrade software for Year 2000 modifications and anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating system. The total cost of the Year 2000 project is expected to be insignificant and have no effect on the results of operations of the Partnership.

Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

Overview

      The Partnership was organized in 1990 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 6 to the accompanying financial statements.

Results of Operations

      For the three months ended March 31, 1998, the Partnership recognized lease revenue of $113,543, compared to $152,335 for the same period in 1997. The decrease in lease revenue from 1997 to 1998 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

      During the three months ended March 31, 1997, the Partnership sold equipment having a net book value of $4,162 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $29,282. There were no equipment sales for the three months ended March 31, 1998.

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

      Depreciation expense for the three months ended March 31, 1998 was $74,665 compared to $116,043 for the same period in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $16,485 or 10.8% of lease revenue during the three months ended March 31, 1997. There was no interest expense during the same period in 1998 as the Partnership's notes payable were fully amortized on January 1, 1998.

      Management fees were approximately 4.1% and 4.4% of lease during the three months ended March 31, 1998 and 1997, respectively. Management fees and are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. The increase in operating expenses from 1997 to 1998 was due primarily to an increase in administrative charges and costs incurred in connection with the remarketing efforts related to two Fairchild Metro III aircraft formerly leased to Horizon Air Industries, Inc., in which the Partnership holds a proportionate interest (see Note 4 to the

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


accompanying financial statements). The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $120,350 and $118,553 in the three months ended March 31, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1997, the Partnership expended $75,957 to upgrade certain research and test equipment and realized $33,444 in equipment sale proceeds. There were no equipment acquisitions or sales during the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized on January 1, 1998.

      Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $56,588. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $53,759 and the General Partner was allocated 5%, or $2,829. The first quarter 1998 cash distribution was paid on April 14, 1998.

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

      The future liquidity of the Partnership will be influenced by the foregoing, as well as the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements. The General Partner anticipates that cash proceeds resulting from the collection of contractual rents and the outcome of residual activities will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION


      Item 1.              Legal Proceedings
                           Response:

                           Refer to Note 6 to the financial statements herein.

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


           AMERICAN INCOME FUND I-B, a Massachusetts Limited Partnership


                     By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                     By:   /s/  Michael J. Butterfield
                           -----------------------------------------
                           Michael J. Butterfield
                           Treasurer of AFG Leasing VI Incorporated
                           (Duly Authorized Officer and
                           Principal Accounting Officer)


                     Date: May 15, 1998
                           -----------------------------------------


                     By:   /s/  Gary Romano
                           -----------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing VI Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                     Date: May 15, 1998
                           -----------------------------------------