Form 10-Q
period 1998-06-30
AMERICAN INCOME FUND I-B
filed 1998-08-14
CIK 868678

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                            to




For Quarter Ended June 30, 1998          Commission File No. 33-35148


          American Income Fund I-B, a Massachusetts Limited Partnership
             (Exact name of registrant as specified in its charter)

Massachusetts                                                  04-3106525
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification No.)

88 Broad Street, Boston, MA                                    02110
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800


(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                                      INDEX





                                                                             Page
PART I.       FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1998 and December 31, 1997                            3

         Statement of Operations
              for the three and six months ended June 30, 1998 and 1997         4

         Statement of Cash Flows
              for the six months ended June 30, 1998 and 1997                   5

         Notes to the Financial Statements                                    6-9


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  10-13


PART II. OTHER INFORMATION:

     Items 1 - 6                                                               14



                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1998 and December 31, 1997

                                   (Unaudited)


                                                                    June 30,           December 31,
                                                                      1998                 1997
                                                                 ----------------     ---------------
ASSETS

Cash and cash equivalents                                        $      1,436,765     $     1,442,855

Rents receivable                                                           25,998              30,351

Accounts receivable - affiliate                                            28,578              76,072

Equipment at cost, net of accumulated depreciation
   of $3,407,952 and $3,333,813 at June 30, 1998
   and December 31, 1997, respectively                                  1,093,272           1,232,893
                                                                 ----------------     ---------------

         Total assets                                            $      2,584,613     $     2,782,171
                                                                 ================     ===============



LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                    $             --     $        22,990
Accrued interest                                                               --                 195
Accrued liabilities                                                       266,899               9,200
Accrued liabilities - affiliate                                             1,795              15,272
Deferred rental income                                                         --              20,866
Cash distributions payable to partners                                     56,588              56,588
                                                                 ----------------     ---------------

         Total liabilities                                                325,282             125,111
                                                                 ----------------     ---------------

Partners' capital (deficit):
  General Partner                                                        (204,404)           (184,517)
  Limited Partnership Interests
  (286,711 Units; initial purchase price of $25 each)                   2,463,735           2,841,577
                                                                 ----------------     ---------------

         Total partners' capital                                        2,259,331           2,657,060
                                                                 ----------------     ---------------

         Total liabilities and partners' capital                 $      2,584,613     $     2,782,171
                                                                 ================     ===============




                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                 Three Months                           Six Months
                                                Ended June 30,                        Ended June 30,
                                           1998               1997                1998             1997
                                       -------------      -------------      -------------     -------------
Income:

    Lease revenue                       $      79,351     $     143,950       $     192,894    $     296,285

    Interest income                            18,143            20,068              37,093           41,367

    Gain on sale of equipment                   7,650             6,097               7,650           35,379
                                        -------------     -------------       -------------    -------------

         Total income                         105,144           170,115             237,637          373,031
                                        -------------     -------------       -------------    -------------


Expenses:

    Depreciation                               64,806           104,847             139,471          220,890

    Interest expense                               --            12,725                  --           29,210

    Equipment management fees
      - affiliate                               2,902             6,132               7,514           12,765

    Operating expenses - affiliate            341,772            38,811             375,205           56,339
                                        -------------     -------------       -------------    -------------

         Total expenses                       409,480           162,515             522,190          319,204
                                        -------------     -------------       -------------    -------------


Net income (loss)                       $    (304,336)    $       7,600       $    (284,553)   $      53,827
                                        =============     =============       =============    =============


Net income (loss)
   per limited partnership unit         $       (1.01)    $        0.03       $       (0.94)   $        0.18
                                        =============     =============       =============    =============

Cash distributions declared
   per limited partnership unit         $        0.19     $        0.25       $        0.38    $        0.50
                                        =============     =============       =============    =============




                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997

                                   (Unaudited)



                                                                                       1998                  1997
                                                                                  ---------------       ----------------
Cash flows from (used in) operating activities:
Net income (loss)                                                                  $       (284,553)    $         53,827

Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation                                                                        139,471              220,890
        Gain on sale of equipment                                                            (7,650)             (35,379)

Changes in assets and liabilities
    Decrease (increase) in:
        rents receivable                                                                      4,353              (49,223)
        accounts receivable - affiliate                                                      47,494               19,994
    Increase (decrease) in:
        accrued interest                                                                       (195)               5,288
        accrued liabilities                                                                 257,699               (7,750)
        accrued liabilities - affiliate                                                     (13,477)              (8,130)
        deferred rental income                                                              (20,866)             (20,267)
                                                                                   ----------------     ----------------

           Net cash from operating activities                                               122,276              179,250
                                                                                   ----------------     ----------------

Cash flows from (used in) investing activities:
    Purchase of equipment                                                                        --              (75,957)
    Proceeds from equipment sales                                                             7,800               43,943
                                                                                   ----------------     ----------------

           Net cash from (used in) investing activities                                       7,800              (32,014)
                                                                                   ----------------     ----------------

Cash flows used in financing activities:
    Principal payments - notes payable                                                      (22,990)            (230,338)
    Distributions paid                                                                     (113,176)            (150,902)
                                                                                   ----------------     ----------------

           Net cash used in financing activities                                           (136,166)            (381,240)
                                                                                   ----------------     ----------------

Net decrease in cash and cash equivalents                                                    (6,090)            (234,004)

Cash and cash equivalents at beginning of period                                          1,442,855            1,938,967
                                                                                   ----------------     ----------------

Cash and cash equivalents at end of period                                         $      1,436,765     $      1,704,963
                                                                                   ================     ================


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                       $            195     $         23,922
                                                                                   ================     ================



                   The accompanying notes are an integral part
                         of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six month periods ended June 30, 1998 and 1997, have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1998, the Partnership had $1,330,822 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $490,438 are due as follows:

            For the year ending June 30, 1999           $   185,182
                                         2000               153,074
                                         2001               112,906
                                         2002                28,634
                                         2003                10,642
                                                        -----------

                                        Total           $   490,438
                                                        ===========




NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                                          Remaining
                                                         Lease Term          Equipment
           Equipment Type                                 (Months)            at Cost
           --------------                                ----------          ---------

Aircraft                                                       0          $      2,641,262
Materials handling                                          0-23                   672,619
Trailers/intermodal containers                              0-54                   620,259
Research & test                                            18-19                   458,814
Communications                                                 0                    68,604
Construction & mining                                          0                    39,666
                                                                          ----------------

                                            Total equipment cost                 4,501,224

                                        Accumulated depreciation               (3,407,952)
                                                                          ----------------
                      Equipment, net of accumulated depreciation          $      1,093,272
                                                                          ================


     At June 30, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $2,792,790, representing approximately 62% of total equipment cost.

     The summary above includes equipment held for re-lease or sale with an original cost and net book value of approximately $2,641,000 and $694,000, respectively, at June 30, 1998. This equipment represents the Partnership's proportionate interest in two Fairchild Metro III aircraft formerly leased to Horizon Air Industries, Inc. The General Partner is currently holding discussions with a third party related to the sale of these aircraft. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1998 and 1997 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                       1998             1997
                                                   ------------     -----------

Equipment management fees                          $      7,514     $    12,765
Administrative charges                                   28,524          25,080
Reimbursable operating expenses
   due to third parties                                 346,681          31,259
                                                   ------------     -----------

                                 Total             $    382,719     $    69,104
                                                   ============     ===========


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1998, the Partnership was owed $28,578 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1998.

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. The Stipulation of Settlement contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to vote on the participation of their partnership in the restructuring. To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court, or that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in the restructuring. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

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

                      Notes to the Financial Statements

                                 (Continued)


seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Partnership does not anticipate that it will experience any material losses as a result of this action.

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report of American Income Fund I-B, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

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


Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

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


Results of Operations

     For the three and six months ended June 30, 1998, the Partnership recognized lease revenue of $79,351 and $192,894, respectively, compared to $143,950 and $296,285 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 was expected and resulted principally from lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     During the three and six months ended June 30, 1998, the Partnership sold equipment having a net book value of $150 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $7,650.

     During the three and six months ended June 30, 1997, the Partnership sold equipment having a net book value of $4,402 and $8,564, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $6,097 and $35,379, respectively.

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

     Depreciation expense for the three and six months ended June 30, 1998 was $64,806 and $139,471, respectively, compared to $104,847 and $220,890 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $12,725 and $29,210 or 8.8% and 9.9% of lease revenue for the three and six months ended June 30, 1997, respectively. The Partnership's notes payable were fully amortized on January 1, 1998.

     Management fees were approximately 3.7% and 3.9% of lease revenue for the three and six months ended June 30, 1998, respectively, compared to 4.3% of lease revenue for each of the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $341,772 and $375,205 for the three and six months ended June 30, 1998, respectively, compared to $38,811 and $56,339 for the same periods in 1997. During the six months ended June 30, 1998, the

                            AMERICAN INCOME FUND I-B,
                       a Massachusetts Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Partnership incurred or accrued approximately $265,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 6 to the financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $122,276 and $179,250 for the six months ended June 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1997, the Partnership expended $75,957 to upgrade certain research and test equipment. There were no equipment acquisitions during the same period in 1998. For the six months ended June 30, 1998, the Partnership realized $7,800 in equipment sale proceeds compared to $43,943 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized on January 1, 1998.

     Cash distributions to the General and Limited Partners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $113,176. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Limited Partners were allocated 95% of these distributions, or $107,517 and the General Partner was allocated 5%, or $5,659. The second quarter 1998 cash distribution was paid on July 14, 1998.

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



              AMERICAN INCOME FUND I-B, a Massachusetts Limited Partnership


                    By: AFG Leasing VI Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                    By:      /s/  Michael J. Butterfield
                             ---------------------------------------------------
                             Michael J. Butterfield
                             Treasurer of AFG Leasing VI Incorporated
                             (Duly Authorized Officer and
                             Principal Accounting Officer)


                    Date:    August  14, 1998
                             ---------------------------------------------------


                    By:      /s/  Gary M. Romano
                             ---------------------------------------------------
                             Gary M. Romano
                             Clerk of AFG Leasing VI Incorporated
                             (Duly Authorized Officer and
                             Principal Financial Officer)


                    Date:    August  14, 1998
                             ---------------------------------------------------