Form 10-Q
period 2000-09-30
AMERICAN INCOME FUND I-B
filed 2000-11-14
CIK 868678

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   FORM 10-Q

                                     INDEX

                                                                                                                  Page
                                                                                                                  ----
PART I.   FINANCIAL INFORMATION:


               Item 1.  Financial Statements


                        Statement of Financial Position
                          at September 30, 2000 and December 31, 1999.........................................       3


                        Statement of Operations
                          for the three and nine months ended September 30, 2000 and 1999.....................       4


                        Statement of Cash Flows
                          for the nine months ended September 30, 2000 and 1999...............................       5


                        Notes to the Financial Statements.....................................................     6-9


               Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.............................................................   10-13


PART II.   OTHER INFORMATION:

               Items 1-6......................................................................................      14

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                     September 30,          December 31,
                                                                                         2000                   1999
                                                                                     -------------          ------------
ASSETS
Cash and cash equivalents........................................................     $  819,436             $2,086,622
Rents receivable.................................................................          1,487                  2,500
Accounts receivable--affiliate...................................................         13,459                 22,736
Investment in real estate venture................................................      1,280,363                      -
Equipment at cost, net of accumulated depreciation of $968,364 and
 $995,293 at September 30, 2000 and December 31, 1999, respectively..............        145,389                213,428
                                                                                      ----------             ----------
     Total assets................................................................     $2,260,134             $2,325,286
                                                                                      ==========             ==========


LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities..............................................................     $  218,838             $  189,816
Accrued liabilities--affiliate...................................................         19,712                  6,876
Cash distributions payable to partners...........................................              -                 56,588
                                                                                      ----------             ----------
     Total liabilities...........................................................        238,550                253,280
                                                                                      ----------             ----------
Partners' capital (deficit):
 General Partner.................................................................       (216,292)              (213,771)
 Limited Partnership Interests (286,711 Units; initial purchase price of
   $25 each).....................................................................      2,237,876              2,285,777
                                                                                      ----------             ----------
     Total partners' capital.....................................................      2,021,584              2,072,006
                                                                                      ----------             ----------
     Total liabilities and partners' capital.....................................     $2,260,134             $2,325,286
                                                                                      ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                             For the three months ended           For the nine months ended
                                                                   September 30,                         September 30,
                                                              2000               1999              2000               1999
                                                            --------           --------          --------           --------
Income:
 Lease revenue...........................................   $ 29,972           $ 74,004          $155,785           $228,140
 Interest income.........................................     13,210             25,402            49,301             74,346
 Gain on sale of equipment...............................      4,576              7,661             9,965             17,511
                                                            --------           --------          --------           --------
     Total income........................................     47,758            107,067           215,051            319,997
                                                            --------           --------          --------           --------


Expenses:
 Depreciation............................................     21,969             25,668            66,108             77,002
 Equipment management fees--affiliate....................        655              2,708             5,252              8,015
 Operating expenses--affiliate...........................     87,301             28,448           164,476            142,327
 Partnership's share of unconsolidated
  real estate venture's loss.............................     21,238                  -            29,637                  -
                                                            --------           --------          --------           --------
     Total expenses......................................    131,163             56,824           265,473            227,344
                                                            --------           --------          --------           --------

Net (loss) income........................................   $(83,405)          $ 50,243          $(50,422)          $ 92,653
                                                            ========           ========          ========           ========

Net (loss) income per limited partnership unit...........   $  (0.28)          $   0.17          $  (0.17)          $   0.31
                                                            ========           ========          ========           ========
Cash distributions declared per limited
 partnership unit........................................  $       -           $   0.19          $      -           $   0.56
                                                           =========           ========          ========           ========

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                    2000                   1999
                                                                                 -----------             ----------
Cash flows provided by (used in) operating activities:
Net (loss) income............................................................    $   (50,422)            $   92,653
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation...............................................................         66,108                 77,002
  Gain on sale of equipment..................................................         (9,965)               (17,511)
  Partnership's share of unconsolidated real estate venture's loss...........         29,637                      -
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable...........................................................          1,013                 31,020
  Accounts receivable--affiliate.............................................          9,277                (41,333)
 Increase (decrease) in:
  Accrued liabilities........................................................         29,022                (79,765)
  Accrued liabilities--affiliate.............................................         12,836                     50
        Deferred rental income...............................................              -                 18,861
                                                                                 -----------             ----------
     Net cash provided by operating activities...............................         87,506                 80,977
                                                                                 -----------             ----------
Cash flows provided by (used in) investing activities:
 Proceeds from equipment sales...............................................         11,896                 52,691
 Investment in real estate venture...........................................     (1,310,000)                     -
                                                                                 -----------             ----------
     Net cash (used in) provided by investing activities.....................     (1,298,104)                52,691
                                                                                 -----------             ----------
Cash flows used in financing activities:
 Distributions paid..........................................................        (56,588)              (169,764)
                                                                                 -----------             ----------
     Net cash used in financing activities...................................        (56,588)              (169,764)
                                                                                 -----------             ----------

Net decrease in cash and cash equivalents....................................     (1,267,186)               (36,096)
Cash and cash equivalents at beginning of period.............................      2,086,622              2,059,328
                                                                                 -----------             ----------
Cash and cash equivalents at end of period...................................    $   819,436             $2,023,232
                                                                                 ===========             ==========

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

     At September 30, 2000, American Income Fund I-B, a Massachusetts Limited Partnership (the "Partnership") had $703,083 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 6 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $123,442 are due as follows:

            For the year ending September 30,
                       2001..........................        $ 96,837
                       2002..........................          21,284
                       2003..........................           5,321
                                                             --------
                       Total.........................        $123,442
                                                             ========

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                NOTES TO THE FINANCIAL STATEMENTS--(Continued)

Note 4--Equipment

     The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                            Remaining
                                            Lease Term                Equipment,
         Equipment Type                      (Months)                  at Cost
         --------------                      --------                 ----------
Materials handling.................              0                    $  577,610
Trailers/intermodal containers.....            0-27                      536,143
                                                                      ----------
                                      Total equipment cost             1,113,753
                                      Accumulated depreciation           968,364
                                                                      ----------
                                      Equipment, net of
                                      accumulated depreciation        $  145,389
                                                                      ==========

     At September 30, 2000, the Partnership's equipment portfolio included equipment having a proportionate original cost of $144,366 representing approximately 13% of total equipment cost.

     At September 30, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

Note 5--Investment in Real Estate Venture

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon
Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

Note 5--Investment in Real Estate Venture (Continued)

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

     The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the three and nine months ended September 30, 2000, the Partnership's share of losses were $21,238 and $29,637, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

     The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:

                                              (Unaudited)
                                              -----------

             Total assets...............      $63,457,759
             Total liabilities..........      $64,221,109
             Total deficit..............      $  (763,350)

             Total revenues.............      $ 1,565,618
             Total expenses.............      $ 5,109,324
             Net loss...................      $(3,543,706)

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                NOTES TO THE FINANCIAL STATEMENTS--(Continued)

Note 6--Related Party Transactions

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                              For the nine months ended
                                                                    September 30,
                                                                  2000          1999
                                                                --------      --------
Equipment management fees..................................     $  5,252      $  8,015
Administrative charges.....................................       59,356        69,705
Reimbursable operating expenses due to third parties.......      105,120        72,622
                                                                --------      --------
  Total....................................................     $169,728      $150,342
                                                                ========      ========

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $13,459 by EFG for such funds and interest thereon. These funds were remitted to the Partnership in October 2000.

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

                           AMERICAN INCOME FUND I-B,
                      a Massachusetts Limited Partnership

                                   FORM 10-Q

                        PART I.   FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report of American Income Fund I-B, a Massachusetts Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.


Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

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


Results of Operations

     For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $29,972 and $155,785, respectively, compared to $74,004 and $228,140, respectively, for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 is primarily the result of lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

     Interest income for the three and nine months ended September 30, 2000 was $13,210 and $49,301 compared to $25,402 and $74,346 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $1,310,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     During the three and nine months ended September 30, 2000, the Partnership sold equipment with an aggregate net book value of $1,931 resulting in a net gain, for financial statement purposes, of $4,576 and $9,965, respectively. During the three and nine months ended September 30, 1999, the Partnership sold equipment with an aggregate net book value of $35,180 resulting in a net gain, for financial statement purposes, of $7,661 and $17,511, respectively. It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

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

     Depreciation expense for the three and the nine months ended September 30, 2000 was $21,969 and $66,108, respectively, compared to $25,668 and $77,002, respectively, for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were $655 and $5,252 for the three and nine month periods ended September 30, 2000, respectively, compared to $2,708 and $8,015, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $87,301 and $164,476, respectively, for the three and nine months ended September 30, 2000, compared to $28,448 and $142,327, respectively, for the same periods in 1999. Operating expenses in 2000 include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report. Operating expenses in 1999 include an adjustment for 1998 actual administrative charges and third-party costs of approximately $29,000. Operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

     For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings were $21,238 and $29,637, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated net cash inflows of $87,506 and $80,977 in the nine months ended September 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

     Cash realized for asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 2000, the Partnership realized $11,896 in equipment sales proceeds compared to $52,691 for the same period in 1999. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     At September 30, 2000, the Partnership was due aggregate future minimum lease payments of $123,442 from contractual lease agreements. At the expiration of the individual primary and renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 6 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

     As discussed in Note 5 to the Partnership's financial statements herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

     Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the nine months ended September 30, 2000.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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


                        Date: November 14, 2000