Form 10-Q/A
period 2001-06-30
AMERICAN INCOME FUND I-B LTD PARTNERSHIP
filed 2001-11-14
CIK 868678

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

------



                                EXPLANATORY NOTE

After American Income Fund I-B, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,310,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $30,161 and $57,046, and $7,117 and $8,339, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $30,161 and $57,046, respectively, previously recorded during the three and six months ended June 30, 2001 and $7,117 and $8,399, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $52,071 during the six months ended June 30, 2001 and $47,346 and $59,573, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $114,625, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $212,613 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $297,077 and $218,121, respectively, or $0.98 and $0.72, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $54,463 and $67,972, respectively, or $0.18 and $0.22, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                         As of and for the Three Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously       As
Statement of Operations                                 Reported     Restated
                                                      ------------  -----------
Income

Lease revenue                                         $    29,746   $   29,746
Interest income                                             8,099        8,099
                                                      ------------  -----------
  Total income                                             37,845       37,845
                                                      ------------  -----------

Expenses

Depreciation                                               21,771       21,771
Equipment management fees - affiliate                         650          650
Operating expenses - affiliate                             98,924       98,924
Write-down of impaired loan and interest receivable             -      327,238
Partnership's share of unconsolidated
  real estate venture's loss                               30,161            -
                                                      ------------  -----------
  Total expenses                                          151,506      448,583
                                                      ------------  -----------

Net loss                                              $  (113,661)  $ (410,738)
                                                      ============  ===========
Net loss per limited partnership unit                 $     (0.38)  $    (1.36)
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 1,957,823   $1,999,678
                                                      ============  ===========
Total liabilities                                     $   197,993   $  197,993
Partners' capital (deficit)
   General Partner                                       (229,379)    (227,286)
   Limited Partnership Interests                        1,989,209    2,028,971
                                                      ------------  -----------
Total partners' capital                               $ 1,759,830   $1,801,685
                                                      ============  ===========

                                     ------


                          As of and for the Six Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously       As
Statement of Operations                                 Reported     Restated
                                                      ------------  -----------
Income

Lease revenue                                         $    59,892   $   59,892
Interest income                                            16,231       16,231
Interest income - loan receivable                               -       52,071
                                                      ------------  -----------
  Total income                                             76,123      128,194
                                                      ------------  -----------

Expenses

Depreciation                                               43,541       43,541
Equipment management fees - affiliate                       1,321        1,321
Operating expenses - affiliate                            173,344      173,344
Write-down of impaired loan and interest receivable             -      327,238
Partnership's share of unconsolidated
  real estate venture's loss                               57,046            -
                                                      ------------  -----------
  Total expenses                                          275,252      545,444
                                                      ------------  -----------

Net loss                                              $  (199,129)  $ (417,250)
                                                      ============  ===========
Net loss per limited partnership unit                 $     (0.66)  $    (1.38)
                                                      ============  ===========



Balance Sheet Data:

Total assets                                          $ 1,957,823   $1,999,678
                                                      ============  ===========
Total liabilities                                     $   197,993   $  197,993
Partners' capital (deficit)
   General Partner                                       (229,379)    (227,286)
   Limited Partnership Interests                        1,989,209    2,028,971
                                                      ------------  -----------
Total partners' capital                               $ 1,759,830   $1,801,685
                                                      ============  ===========

                         As of and for the Three Months Ended
                                       June 30, 2000

                                                      As
                                                  Previously       As
Statement of Operations                            Reported     Restated
                                                 ------------  -----------
Income

Lease revenue                                    $    44,731   $   44,731
Interest income                                       11,732       11,732
Interest income - loan receivable                          -       47,346
Gain on sale of equipment                              5,389        5,389
                                                 ------------  -----------
  Total income                                        61,852      109,198
                                                 ------------  -----------

Expenses

Depreciation                                          22,070       22,070
Equipment management fees - affiliate                  1,390        1,390
Operating expenses - affiliate                        34,351       34,351
Partnership's share of unconsolidated
  real estate venture's loss                           7,117            -
                                                 ------------  -----------
  Total expenses                                      64,928       57,811
                                                 ------------  -----------

Net income (loss)                                $    (3,076)  $   51,387
                                                 ============  ===========
Net income (loss) per limited partnership unit   $     (0.01)  $     0.17
                                                 ============  ===========



Balance Sheet Data:

Total assets                                     $ 2,272,135   $2,340,107
                                                 ============  ===========
Total liabilities                                $   167,146   $  167,146
Partners' capital (deficit)
   General Partner                                  (212,122)    (208,723)
   Limited Partnership Interests                   2,317,111    2,381,684
                                                 ------------  -----------
Total partners' capital                          $ 2,104,989   $2,172,961
                                                 ============  ===========

                          As of and for the Six Months Ended
                                       June 30, 2000

                                               As
                                           Previously       As
Statement of Operations                     Reported     Restated
                                          ------------  -----------
Income

Lease revenue                             $   125,813   $  125,813
Interest income                                36,091       36,091
Interest income - loan receivable                   -       59,573
Gain on sale of equipment                       5,389        5,389
                                          ------------  -----------
  Total income                                167,293      226,866
                                          ------------  -----------

Expenses

Depreciation                                   44,139       44,139
Equipment management fees - affiliate           4,597        4,597
Operating expenses - affiliate                 77,175       77,175
Partnership's share of unconsolidated
  real estate venture's loss                    8,399            -
                                          ------------  -----------
  Total expenses                              134,310      125,911
                                          ------------  -----------

Net income                                $    32,983   $  100,955
                                          ============  ===========
Net income per limited partnership unit   $      0.11   $     0.33
                                          ============  ===========



Balance Sheet Data:

Total assets                              $ 2,272,135   $2,340,107
                                          ============  ===========
Total liabilities                         $   167,146   $  167,146
Partners' capital (deficit)
   General Partner                           (212,122)    (208,723)
   Limited Partnership Interests            2,317,111    2,381,684
                                          ------------  -----------
Total partners' capital                   $ 2,104,989   $2,172,961
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
     Item 1. Financial Statements(Restated):

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

                            AMERICAN INCOME FUND I-B,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $    710,064   $     808,801
Rents receivable                                                    300             300
Accounts receivable - affiliate                                   9,992          10,887
Prepaid expenses                                                  3,870               -
Interest receivable - loan, net of allowance of $212,613
  at June 30, 2001                                                    -         160,542
Loan receivable, net of allowance of $114,625
  at June 30, 2001                                            1,195,375       1,310,000
Equipment at cost, net of accumulated depreciation
  of $582,548 and $539,007 at June 30, 2001
  and December 31, 2000, respectively                            80,077         123,618
                                                           -------------  --------------

      Total assets                                         $  1,999,678   $   2,414,148
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $    168,705   $     180,888
Accrued liabilities - affiliate                                  29,288          14,325
                                                           -------------  --------------
     Total liabilities                                          197,993         195,213
                                                           -------------  --------------

Partners' capital (deficit):
   General Partner                                             (227,286)       (206,424)
   Limited Partnership Interests
   (286,711 Units; initial purchase price of $25 each)        2,028,971       2,425,359
                                                           -------------  --------------
     Total partners' capital                                  1,801,685       2,218,935
                                                           -------------  --------------

     Total liabilities and partners' capital               $  1,999,678   $   2,414,148
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

                            AMERICAN INCOME FUND I-B,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,


 .                                                           2001           2000           2001           2000
 .                                                         Restated       Restated       Restated       Restated
INCOME                                                 (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)

Lease revenue                                         $     29,746   $     44,731   $     59,892   $    125,813
Interest income                                              8,099         11,732         16,231         36,091
Interest income - loan                                           -         47,346         52,071         59,573
Gain on sale of equipment                                        -          5,389              -          5,389
                                                      -------------  -------------  -------------  -------------
  Total income                                              37,845        109,198        128,194        226,866
                                                      -------------  -------------  -------------  -------------

EXPENSES

Depreciation                                                21,771         22,070         43,541         44,139
Equipment management fees - affiliate                          650          1,390          1,321          4,597
Operating expenses - affiliate                              98,924         34,351        173,344         77,175
Write-down of impaired loan and interest receivable        327,238              -        327,238              -
                                                      -------------  -------------  -------------  -------------
  Total expenses                                           448,583         57,811        545,444        125,911
                                                      -------------  -------------  -------------  -------------

Net income (loss)                                     $   (410,738)  $     51,387   $   (417,250)  $    100,955
                                                      =============  =============  =============  =============



Net income (loss) per limited partnership unit        $      (1.36)  $       0.17   $      (1.38)  $       0.33
                                                      =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                       $         --   $         --   $         --   $         --
                                                      =============  =============  =============  =============


















   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                             2001           2000
 .                                                            Restated      Restated
 .                                                          (See Note1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                         $  (417,250)  $    100,955
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                 43,541         44,139
  Gain on sale of equipment                                         -         (5,389)
  Write-down of impaired loan and interest receivable         327,238              -
Changes in assets and liabilities:
  Rents receivable                                                  -          2,500
  Accounts receivable - affiliate                                 895          9,499
  Prepaid expenses                                             (3,870)             -
  Interest receivable - loan                                  (52,071)       (59,573)
  Accrued liabilities                                         (12,183)       (29,593)
  Accrued liabilities - affiliate                              14,963             47
                                                          ------------  -------------
    Net cash provided by (used in) operating activities       (98,737)        62,585
                                                          ------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                       -          5,389
Issuance of loan receivable                                         -     (1,310,000)
                                                          ------------  -------------
    Net cash used in investing activities                           -     (1,304,611)
                                                          ------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid                                                  -        (56,588)
                                                          ------------  -------------
    Net cash used in financing activities                           -        (56,588)
                                                          ------------  -------------

Net decrease in cash and cash equivalents                     (98,737)    (1,298,614)
Cash and cash equivalents at beginning of period              808,801      2,086,622
                                                          ------------  -------------
Cash and cash equivalents at end of period                $   710,064   $    788,008
                                                          ============  =============













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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)

NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Fund I-B, a Massachusetts Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $1,310,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $30,161 and $57,046, and $7,117 and $8,339, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $30,161 and $57,046, respectively, previously recorded during the three and six months ended June 30, 2001 and $7,117 and $8,399, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $52,071 during the six months ended June 30, 2001 and $47,346 and $59,573, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $114,625, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $212,613 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $297,077 and $218,121, respectively, or $0.98 and $0.72, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $54,463 and $67,972, respectively, or $0.18 and $0.22, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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


NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $610,353 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.


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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $30,161 and $57,046, respectively, previously recorded during the three and six months ended June 30, 2001 and $7,117 and $8,399, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $52,071 during the six months ended June 30, 2001 and $47,346 and $59,573, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $114,625, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $212,613 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $297,077 and $218,121, respectively, or $0.98 and $0.72, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $54,463 and $67,972, respectively, or $0.18 and $0.22, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


Three and six months ended June 30, 2001 compared to the three months ended June
--------------------------------------------------------------------------------
30,  2000
---------

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

Interest income for the three and six month periods ended June 30, 2001 was $8,099 and $68,302, respectively, compared to $59,078 and $95,664, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $30,161 and $57,046, respectively, previously recorded during the three and six months ended June 30, 2001 and $7,117 and $8,399, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $52,071 during the six months ended June 30, 2001 and $47,346 and $59,573, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $114,625, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $212,613 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $327,238 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $297,077 and $218,121, respectively, or $0.98 and $0.72, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $54,463 and $67,972, respectively, or $0.18 and $0.22, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

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

Operating expenses were $98,924 and $173,344, respectively for the three and six month periods ended June 30, 2001, compared to $34,351 and $77,175, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in
Note 8 to the financial statements herein. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $30,928 from contractual lease agreements (see Note 4 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $114,625, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $212,613 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $327,238 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

The outcome of the Class Action Lawsuit described in Note 8 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


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

                            AMERICAN INCOME FUND I-B,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II.  OTHER INFORMATION







  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 8 to the financial statements herein.

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