Form 10-Q
period 2001-09-30
AMERICAN INCOME FUND I-B LTD PARTNERSHIP
filed 2001-11-14
CIK 868678

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2001
                                            -----------------------

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

                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statement of Financial Position
                at September 30, 2001 and December 31, 2000                         3

                Statement of Operations
                for the three and nine months ended September 30, 2001 and 2000     4

                Statement of Cash Flows
                for the nine months ended September 30, 2001 and 2000               5

                Notes to the Financial Statements                                   6


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk            14


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    15

                            AMERICAN INCOME FUND I-B,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                            September 30,    December 31,
 .                                                               2001             2000
ASSETS                                                            .           (Restated)
                                                           ---------------  --------------

Cash and cash equivalents                                  $      673,862   $     808,801
Rents receivable                                                      300             300
Accounts receivable - affiliate                                    11,038          10,887
Prepaid expenses                                                    2,211               -
Interest receivable - loan, net of allowance of $212,613
  at September 30, 2001                                                 -         160,542
Loan receivable, net of allowance of $114,625
  at September 30, 2001                                         1,195,375       1,310,000
Equipment at cost, net of accumulated depreciation
  of $592,748 and $539,007 at September 30, 2001
  and December 31, 2000, respectively                              69,877         123,618
                                                           ---------------  --------------

      Total assets                                         $    1,952,663   $   2,414,148
                                                           ===============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $      184,537   $     180,888
Accrued liabilities - affiliate                                    22,416          14,325
                                                           ---------------  --------------
     Total liabilities                                            206,953         195,213
                                                           ---------------  --------------

Partners' capital (deficit):
   General Partner                                               (230,085)       (206,424)
   Limited Partnership Interests
   (286,711 Units; initial purchase price of $25 each)          1,975,795       2,425,359
                                                           ---------------  --------------
     Total partners' capital                                    1,745,710       2,218,935
                                                           ---------------  --------------

     Total liabilities and partners' capital               $    1,952,663   $   2,414,148
                                                           ===============  ==============













   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                              For the three months ended  For the nine months ended
 .                                                 September 30,              September 30,



                                                    2001        2000        2001        2000
 .                                                (Restated)       .      (Restated)
INCOME
Lease revenue                                    $   30,147   $ 29,972   $   90,039   $155,785
Interest income                                       5,965     13,210       22,196     49,301
Interest income - loan                                    -     49,587       52,071    109,160
Gain on sale of equipment                                 -      4,576            -      9,965
                                                 -----------  ---------  -----------  --------
  Total income                                       36,112     97,345      164,306    324,211
                                                 -----------  ---------  -----------  --------

EXPENSES

Depreciation                                         10,200     21,969       53,741     66,108
Equipment management fees - affiliate                   495        655        1,816      5,252
Operating expenses - affiliate                       81,392     87,301      254,736    164,476
Write-down of impaired loan and interest
  receivable                                              -          -      327,238          -
                                                 -----------  ---------  -----------  --------
  Total expenses                                     92,087    109,925      637,531    235,836
                                                 -----------  ---------  -----------  --------

Net income (loss)                                $  (55,975)  $(12,580)  $ (473,225)  $ 88,375
                                                 ===========  =========  ===========  ========



Net income (loss) per limited partnership unit   $    (0.19)  $  (0.04)  $    (1.57)  $   0.29
                                                 ===========  =========  ===========  ========
Cash distributions declared
   per limited partnership unit                  $        -   $      -   $        -   $      -
                                                 ===========  =========  ===========  ========



















   The accompanying notes are an integral part of these financial statements.

                            AMERICAN INCOME FUND I-B,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                             2001          2000
 .                                                         (Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $ (473,225)  $    88,375
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                53,741        66,108
  Gain on sale of equipment                                        -        (9,965)
  Write-down of impaired loan and interest receivable        327,238             -
Changes in assets and liabilities:
  Rents receivable                                                 -         1,013
  Accounts receivable - affiliate                               (151)        9,277
  Prepaid expenses                                            (2,211)            -
  Interest receivable - loan                                 (52,071)     (109,160)
  Accrued liabilities                                          3,649        29,022
  Accrued liabilities - affiliate                              8,091        12,836
  Deferred rental income                                           -             -
                                                          -----------  ------------
    Net cash provided by (used in) operating activities     (134,939)       87,506
                                                          -----------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                      -        11,896
Loan receivable                                                    -    (1,310,000)
                                                          -----------  ------------
    Net cash used in investing activities                          -    (1,298,104)
                                                          -----------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid                                                 -       (56,588)
                                                          -----------  ------------
    Net cash used in financing activities                          -       (56,588)
                                                          -----------  ------------

Net decrease in cash and cash equivalents                   (134,939)   (1,267,186)
Cash and cash equivalents at beginning of period             808,801     2,086,622
                                                          -----------  ------------
Cash and cash equivalents at end of period                $  673,862   $   819,436
                                                          ===========  ============






   The accompanying notes are an integral part of these financial statements.

                                     ------
                            AMERICAN INCOME FUND I-B,
                       A MASSACHUSETTS LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential
Holdings") should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings for the nine months ended September 30, 2000 of $29,637 previously recorded and recognized interest income of $109,160, resulting in a decrease in the net loss for the nine months ended September 30, 2000 of $138,797, or $.46 per limited partnership unit. As a result, the accompanying financial statements for the three and nine months ended September 30, 2000 and as of December 31, 2000 have been restated from the amounts previously reported.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and results of operations for the three and nine month periods ended September 30, 2001 and 2000 have been made and are reflected. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.


NOTE  2  -  CASH
----------------

At September 30, 2001, American Income Fund I-B, a Massachusetts Limited Partnership (the "Partnership") had $595,216 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 regarding the Class Action Lawsuit. Future minimum rents of $25,774 are due as follows:

For the year ending September 30,  2002  $20,619
                                   2003    5,155
                                         -------

     Total                            .  $25,774
                                         =======



NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at September 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2001 under contracted lease terms and is presented as a range when more than one lease agreement is contained in thestated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                              Remaining
                                             Lease Term    Equipment
                         Equipment Type       (Months)      at Cost
-------------------------------------------  -----------  -----------
Trailers/intermodal containers                      0-15  $  536,143
Materials handling                                     0     126,482
                                                          -----------
 Total equipment cost                                  .     662,625
 Accumulated depreciation                              .    (592,748)
                                                          -----------
 Equipment, net of accumulated depreciation            .  $   69,877
                                                          ===========


At September 30, 2001, the Partnership's equipment portfolio included equipment having a proportionate original cost of approximately $144,000, representing approximately 22% of total equipment cost.

At September 30, 2001, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

NOTE  5  -  LOAN  RECEIVABLE
----------------------------
On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC (''Echelon Residential Holdings''), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $1,310,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International
Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
The summarized financial information for Echelon Residential Holdings as of and for the nine month periods ended September 30, 2001 and 2000, respectively, is as follows:
                                                 (Unaudited)
                                    As  of  and  for  the  periods  ended
                                               September 30,

                                            2001           2000
                                        -------------  ------------
Total assets                            $ 81,508,282   $63,457,759
Total liabilities                       $ 89,882,493   $61,693,359
Minority interest                       $  1,688,330   $ 2,527,750
Total deficit                           $(10,062,541)  $  (763,350)

Total revenues                          $  9,371,321   $ 1,565,618
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $ 15,574,223   $ 5,109,324
Net loss                                $ (6,202,902)  $(3,543,706)



During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $114,625, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $212,613 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $327,238 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2001 and 2000 which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2001      2000
                                 --------  --------
Equipment management fees        $  1,816  $  5,252
Administrative charges             55,026    59,356
Reimbursable operating expenses
   due to third parties           199,710   105,120
                                 --------  --------

          Total                  $256,552  $169,728
                                 ========  ========


All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2001, the Partnership was owed $11,038 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2001.

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

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that it is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. See Note 7 to the financial statements for additional discussion.


Three  and nine months ended September 30, 2001 compared to the three months and
--------------------------------------------------------------------------------
nine  months  ended  September  30,  2000:
------------------------------------------

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

The events of September 11, 2001 and the slowing U.S. economy could have an adverse effect on market values for the Partnership's assets and the Partnership's ability to negotiate future lease agreements. Notwithstanding the foregoing, it currently is not possible for the General Partner to determine the long-term effects, if any, that these events may have on the economic performance of the Partnership's equipment portfolio.


Results  of  Operations
-----------------------

For the three and nine months ended September 30, 2001, the Partnership recognized lease revenue of $30,147 and $90,039, respectively, compared to $29,972 and $155,785, respectively, for the same periods in 2000. The overall decrease in lease revenue from 2000 to 2001 resulted primarily from renewal lease term expirations and equipment sales. In the future, lease revenue will continue to decline due to lease term expirations and the sale of equipment.

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

Interest income for the three and nine month periods ended September 30, 2001 was $5,965 and $74,267, respectively, compared to $62,797 and $158,461, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income during the nine months ended September 30, 2001 included $52,071 earned on the loan receivable from Echelon Residential Holdings, compared to $49,587 and $109,160, respectively, for the three and nine months ended September 30, 2000. During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $114,625, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $212,613 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $327,238 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

There were no equipment sales during either of the three or nine month periods ended September 30, 2001. During the three months and nine months ended September 30, 2000, the Partnership sold equipment with an aggregate net book value of $1,931 resulting in a net gain, for financial statement purposes, of $4,576 and $9,965, respectively. It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

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

Depreciation expense for the three and nine month periods ended September 30, 2001 was $10,200 and $53,741, respectively, compared to $21,969 and $66,108, respectively, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Management fees were $495 and $1,816, respectively, during the three and nine month periods ended September 30, 2001 compared to $655 and $5,252, respectively, for the same periods in 2000. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

Operating expenses were $81,392 and $254,736, respectively, for the three and nine month periods ended September 30, 2001, compared to $87,301 and $164,476, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $84,000 related to the Class Action Lawsuit discussed in
Note 7 to the financial statements herein. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and other legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $134,939 during the nine month period ended September 30, 2001 and a net cash inflow of $87,506 during the nine month period ended September 30, 2000. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership remarkets its equipment. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon is due in full at maturity on September 8, 2002.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. There were no equipment sales during the nine month period ended September 30, 2001. During the nine months ended September 30, 2000, the Partnership realized equipment sale proceeds of $11,896. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

At September 30, 2001, the Partnership was due aggregate future minimum lease payments of $25,774 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $114,625, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $212,613 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $327,238 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

Cash distributions to the General and Limited Partners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for either of the nine month periods ended September 30, 2001 or 2000. In any given year, it is possible that Limited Partners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Limited Partners adequate to cover any tax obligation.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

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

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. The effect of interest rate fluctuations on the Partnership for the nine months ended September 30, 2001 was not material.

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


          AMERICAN INCOME FUND I-B, a Massachusetts Limited Partnership


By:         AFG  Leasing  VI  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  VI  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     November  14,  2001
          -------------------